Form 10-Q
period 1996-06-30
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1996-08-19
CIK 917467

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________

                                 FORM 10-QSB
                           _________________________

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

                      Commission File Number 0-25986

                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America

                 (Exact name of registrant as specified in charter)

                 Oregon                                93-1131247
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)


                           _________________________

                              66 SE Morrison Street
                               Portland, OR 97214
                                 (503) 231-7616

                (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                 [X] YES        [ ] NO


Transitional Small Business Disclosure Format             [ ] YES        [X] NO


        Number of shares of common stock outstanding as of June 30, 1996:
                       4,850,796 shares, $.01 par value
===============================================================================


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America


                               INDEX TO FORM 10-Q


===============================================================================
Part I - Financial Information

     Item 1 -- Financial Statements

               Consolidated Balance Sheet -
                 June 30, 1996 and December 31, 1995 . . . . . . . . . . . .  3

               Consolidated Statement of Operations -
                 Three Months and Six Months Ended
                 June 30, 1996 and June 30, 1995 . . . . . . . . . . . . . .  4

               Consolidated Statement of Cash Flows -
                 Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .  5

               Notes to Consolidated Financial Statements. . . . . . . . . .  6

     Item 2 -- Management's Discussion and Analysis
                 of  Financial Condition and Results of Operations. .. . . .  9

Part II - Other Information

     Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  11

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                                      June 30,
                                                        1996       December 31,
ASSETS                                              (unaudited)        1995
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $   179,626    $ 1,117,134
     Trade accounts receivable                          505,002        119,393
     Receivable from affiliated companies                15,153        198,569
     Inventories                                        657,344        368,656
     Other current assets                               143,365        219,345
                                                    ------------   ------------

     Total current assets                             1,500,490      2,023,097
                                                    ------------   ------------

Deposits                                                      -         51,000
Property and equipment, net                           5,777,766      5,460,152
Deferred stock offering costs                           196,187              -
Investment in joint venture                           2,455,531              -
Other non-current assets                                169,076        161,177
                                                    ------------   ------------

Total assets                                        $10,099,050    $ 7,695,426
                                                    ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   847,194    $   406,797
     Accrued liabilities                                470,972        312,198
     Payable to affiliated companies                    461,607         22,698
     Note payable to joint venture                    2,550,000              -
     Current portion of long-term debt                   78,506         19,522
                                                    ------------   ------------

     Total current liabilities                        4,408,279        761,215

Long-term debt                                          356,929        108,415
Advances from affiliated company                        575,000        700,000
Deferred Rent                                           115,351              -
                                                    ------------   ------------

     Total liabilities                                5,455,559      1,569,630

Minority interest                                     1,404,161      1,871,191


Shareholders' equity:
     Common stock, $.01 par value - 10,000,000           48,508         48,508
       shares authorized, 4,850,796 shares issued
       outstanding
     Additional paid-in capital                       5,621,701      5,686,386
Deficit accumulated during development stage         (2,430,879)    (1,480,289)
                                                    ------------   ------------

Total shareholders' equity                            3,239,330      4,254,605
                                                    ------------   ------------

Total liabilities and shareholders' equity          $10,099,050    $ 7,695,426
                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America
                          (A Development Stage Company)

                       Consolidated Statement of Operations
                                   (unaudited)


                       Three Months Ended June 30,    Six Months Ended June 30,
                           1996          1995            1996          1995
                       ------------  ------------    ------------  ------------
Revenues:
  Gross sales          $ 1,080,255   $    45,932     $ 1,514,902   $    62,361
  Less:  excise taxes       88,096         5,618         112,719         6,118
                       ------------  ------------    ------------  ------------
  Net sales                992,159        40,314       1,402,183        56,243
  Management services       26,700       187,281          26,700       381,899
                       ------------  ------------    ------------  ------------
                         1,018,859       227,595       1,428,883       438,142

Cost of beer and         1,084,208        38,401       1,654,651        61,081
  related products
Cost of                          -       155,639          26,700       356,520
  management services  ------------  ------------    ------------  ------------

                         1,084,208       194,040       1,681,351       417,601

Gross profit (deficit)     (65,349)       33,555        (252,468)       20,541

Selling, general
  and administrative       613,455       450,964       1,129,325       803,681
  expenses             ------------  ------------    ------------  ------------

Loss from operations      (678,804)     (417,409)     (1,381,793)     (783,140)

Other income
  (expense), net           (14,709)       60,153          (1,781)      127,284
                       ------------  ------------    ------------  ------------
Income (loss) before
  minority interest
  and joint venture       (693,513)     (357,256)     (1,383,574)     (655,856)

Loss from joint venture    (76,777)            -         (94,469)            -
                       ------------  ------------    ------------  ------------
Income (loss) before
  minority interest       (770,290)     (357,256)     (1,478,043)     (655,856)

Minority interest          300,774        57,849         527,453       120,622
                       ------------  ------------    ------------  ------------

Net Income (loss)      $  (469,516)  $  (299,407)    $  (950,590)  $  (535,234)
                       ============  ============    ============  ============

Net loss per
  common share         $     (0.10)  $     (0.06)    $     (0.20)  $     (0.11)
                       ============  ============    ============  ============
Weighted average
  number of common
  shares outstanding     4,850,796     4,850,796       4,850,796     4,850,796
                       ============  ============    ============  ============

    The accompanying notes are an integral part of this financial statement.


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows

                                                      Six Months Ended June 30,
                                                         1996          1995
                                                      -----------   -----------
Cash flows from operating activities:
     Net loss                                         $ (950,590)   $ (535,234)
     Minority interest in losses of
       consolidated subsidiaries                        (527,453)      101,031
     Equity in losses of joint venture                    94,469             -
     Reconciliation of net loss to net cash
       used by operating activities:
          Depreciation and amortization                  207,976        44,008
          Changes in assets and liabilities:
          Trade accounts receivable                     (385,609)      (33,986)
          Receivable from affiliates                     183,416         2,136
          Inventories                                   (288,688)      (56,161)
          Prepaid expenses and other current assets       75,980       (37,726)
          Other non-current assets                        (7,899)       25,801
          Accounts payable                               440,397        72,079
          Accrued liabilities                            158,774       (33,408)
          Payables to affiliated companies               438,909             -
                                                      -----------   -----------

     Net cash used for operating activities             (560,318)     (451,460)

Cash flows from investing activities
     Deposits for property and equipment				                   -		      11,000
	    Disposition of property and equipment               326,569             -
     Purchases of property and equipment                (455,158)   (1,837,421)
                                                      -----------   -----------

     Net cash used for investing activities             (128,589)   (1,826,421)

Cash flows from financing activities:
     Payments on advances from affiliated companies     (125,000)            -
     Deferred stock offering costs                      (196,187)     (149,705)
	    Net proceeds from stock offerings                    (4,263)      569,539
     Deferred rent                                       115,351             -
	    Proceeds from long-term debt						                        -		      53,177
     Payments on long-term debt                          (38,502)            -
                                                      -----------   -----------

Net cash provided by financing activities               (248,601)      473,011
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents    (937,508)   (1,804,870)

Cash and cash equivalents:
     Beginning of period                               1,117,134     5,816,687
                                                      -----------   -----------

     End of period                                    $  179,626    $4,011,817
                                                      ===========   ===========

    The accompanying notes are an integral part of this financial statement.


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America

                           NOTES TO FINANCIAL STATEMENTS


DEVELOPMENT STAGE COMPANY

Willamette Valley, Inc. Microbreweries across America ("WVI" or the "Company") was formed on December 2, 1993 to establish a series of microbreweries throughout the United States using a consumer-owned capitalization plan and certain marketing strategies. Each microbrewery will produce and sell high-quality hand crafted beers marketed under a label developed specifically for each microbrewery. WVI plans to establish each microbrewery as a subsidiary and expects to retain a substantial interest in each microbrewery following completion of the microbrewery's initial public offering.

During 1994, WVI successfully completed an initial public offering of its common stock and since then has formed four subsidiaries, Aviator Ales, Inc. ("AAI" - a microbrewery located in Woodinville, Washington), Mile High Brewing Company ("MHBC" - a microbrewery located in Denver, Colorado), Bayhawk Ales, Inc. ("BAI" - a microbrewery located in Irvine, California), and North Country Brewery, Inc. ("NCBI" - a company formed to establish a joint venture with Nor'Wester Brewing Company, Inc., an affiliated company, to develop, own and operate a microbrewery located in Saratoga Springs, New York). AAI, MHBC, and BAI have successfully completed initial public offerings of their common stock. BAI began its brewing operations in January 1995. AAI and MHBC were completed later in the year and began brewing beer in the third quarter of 1995. The Saratoga Springs brewery is currently under construction and is expected to begin brewing operations in the third quarter of 1996.

WVI is a development stage enterprise with limited operating history which consists only of developmental activities for its subsidiary microbreweries. WVI believes it will continue as a going concern as: it and its subsidiaries have successfully raised capital in public stock offerings; three of its subsidiaries have successfully built and equipped breweries andhave been producing beer since 1995; both MHBC and AAI have commenced a second public offering of their common stock and; it believes its subsidiaries will generate profits and positive cash flows.

The Company has provided management services to its subsidiaries and to other affiliated companies. These services included accounting, (payroll, accounts receivable, accounts payable, financial statements and audit support), human resources, safety, purchasing, quality assurance, management oversight and regulatory reporting. Beginning in 1996, the Company entered into a General Services Agreement with Nor'Wester Brewing Company, Inc. ("Nor'Wester") whereby the Company has contracted with Nor'Wester to provide certain of these services.

BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 1996. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


Statement of Cash Flows

During the first half of 1996, the Company and its subsidiaries acquired $346,000 of equipment under capital lease obligations (see "Long-Term Debt"). In addition, the Company's wholly-owned subsidiary, NCBI, acquired an interest in a joint venture and financed the acquisition with a short-term note payable to the joint venture (see "Joint Venture Agreement"). NCBI also transferred assets to the joint venture for no consideration. These non-cash transactions have been excluded from the accompanying statement of cash flows.


Inventories

Inventories consist of the following:
                                                     June 30,       December 31,
                                                       1996              1995
                                                    ----------        ----------

Raw materials                                       $ 232,063         $  76,042
Work-in-process                                       195,839            71,267
Finished goods                                        179,034           181,974
Retail products                                        50,408            39,373
                                                    ----------        ----------
                                                    $ 657,344         $ 368,656
                                                    ==========        ==========


Property and Equipment

Property and equipment consists of the following:

                                                     June 30,       December 31,
                                                       1996              1995
                                                   -----------       -----------

Land and improvements                              $   98,455        $   98,455
Leasehold improvements                              2,317,635         2,021,875
Brewery equipment                                   3,448,398         3,188,742
Office furniture and equipment                        214,068           313,757
Vehicles                                               41,223            41,223
Construction in progress                               32,626            20,175
                                                   -----------       -----------
                                                    6,152,405         5,684,227
Less accumulated depreciation                        (374,639)         (224,075)
                                                   -----------       -----------

                                                   $5,777,766        $5,460,152
                                                   ===========       ===========


Long Term Debt

On January 5, 1996, the Company's subsidiary, MHBC, entered into a capital lease to acquire a bottling line. The capital lease obligation of $346,000 requires regular monthly payment of approximately $7,500, including principal and interest at 11% and expires in the year 2000.


Income Taxes

No benefit for income taxes was recognized for the periods ended June 30, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefit could be realized. Accumulated net operating loss carryforwards at June 30, 1996 and December 31, 1995 were approximately $3,279,230 and $2,338,000, respectively.


Related Party Transactions

For the six months ended June 30, 1996, the Company provided certain management and administrative services, including operational oversight and human
resources, to affiliated companies, charging a total of   $26,700.  Beginning
in 1996, the Company has contracted with Nor'Wester to provide accounting and sales management services to the Company and its subsidiaries totaling $107,325, and with Willamette Valley Vineyards, Inc., an affiliated company, to provide stock transfer and sales support services at a cost totaling $13,200 for the same period. In addition, these affiliates have provided stock offering services during the six months ended June 30, 1996 at a cost of $9,200 to the Company's subsidiaries, AAI and MHBC, who have commenced a second pulic offering of their common stock, and NCBI, which is currently in the securities registration process to register shares of its common stock for sale to the public.

To further promote and support its brand presence of Nor'Wester's handcrafted ales and lagers in Denver, Colorado, the Board of Directors of Nor'Wester authorized a loan to MHBC for the construction of a Public Brew House adjacent to MHBC's brewing facility. Nor'Wester expects to advance the MHBC
approximately $200,000 to this end.    MHBC is currently in the process of
raising additional capital through a common stock offering. If the offering is successful, MHBC will use $100,000 to reduce the amount owed to Nor'Wester for the construction on the pub and the remaining balance will become a note payable between the companies.


Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. Founder shares held in escrow are included in the weighted average number of common shares outstanding. Common stock equivalents are excluded from the loss per share calculation as their effect is antidilutive.


Common Stock Offerings

MHBC and AAI have each filed registration statements with the Securities and Exchange Commission in an effort to raise additional capital. MHBC plans to offer 1,053,000 shares of its common stock at a price of $1.85 per share. The amount raised to date is approximately $450,000 which has been placed in escrow and is not available to MHBC until the escrow amount exceeds $750,000. AAI plans to offer 820,000 of its common stock at a price of $1.85 per share, of which approximately $400,000 has been raised to date and placed into escrow and will be available to AAI when the escrow amount exceeds $650,000. If the MHBC offering is successful, WVI's ownership interest in MHBC will be reduced from approximately 51% to approximately 42%. If AAI's offering is successful, WVI's ownership interest in AAI will be reduced from approximately 51% to 44%.

NCBI has registered an offering with the SEC in an effort to sell 2,420,417 shares of its Common Stock at an offering price of $1.20 per share.



                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales include revenues from the sale of beer as well as the sale of retail merchandise such as T-shirts and caps. Net revenues from brewery operations and retail products totaled $922,159 and $1,402,183 for the three months and six months ended June 30, 1996, respectively. The cost of brewery revenues as a percentage of net revenues is 109% and 118% for the same period, reflecting the disproportionate cost of production for goods sold during a period when the breweries are operating at less than their capacity, as well as start-up production costs such as recipe testing. All of the breweries commenced operations in 1995. Consequently, net brewery revenues for the three months and six months ended June 30, 1995,consisted mainly of retail merchandise sales at AAI and MHBC, and limited sales of beer at BAI for a combined total of $40,314 and $56,243. Cost of sales for the comparable period in the prior year was $38,401 and $61,081, or 95% and 109% of brewery revenues. In addition, WVI and its subsidiaries entered into an arrangement with a national beer club, Beers Across America, whereby the Company sold over 25,000 six-packs of beer at cost which were then shipped to its members throughout the United States.

Fees for management services charged to the Company and its subsidiaries by Nor'Wester Brewing Company totaled $35,250 and $64,325 for the three months and six months ended June 30, 1996, respectively, and was included in selling, general and administrative expenses in the accompanying statement of operations. The Company continued to provide selected services to affiliates at the Company's cost. Income for such services totaled $17,100 and $33,225 for the three months and six months ended June 30, 1996, respectively, and was offset against the cost of such services in selling, general and administrative services in the accompanying statement of operations.

Selling, general and administrative expenses for the three months and six months ended June 30, 1996 totaled $613,455 and $1,129,325, respectively, and increase of $162,491 and $325,644 over the comparable period in 1995. These costs have increased as the number of companies for which the services are provided has grown from three to four. Additionally, all but one of the Company's subsidiaries commenced operations during 1995 requiring additional management and administrative support.

Other income represents the interest earned on the Company's cash balances. Interest expense was incurred on the long-term debt for the purchase of land in Woodinville, Washington, the capital lease of the color copier in Turner, Oregon and on the capital lease of the bottling line in Denver, Colorado.


Liquidity and Capital Resources

The Company's consolidated cash and cash equivalents were $179,626 at June 30, 1996. Amounts held by each of the Company's subsidiaries have been earmarked for use in developing the respective subsidiary's brewery and were not available for use by WVI in developing new business. For the six months ended June 30, 1996, cash and cash equivalents decreased $937,508. Primary use of funds were the net loss before minority interest of $1,478,043, property and equipment purchases totaling $455,158, an increase in trade accounts receivable of $385,609, an increase in inventories of $288,688, an increase in other non-current assets, a decrease in cash advances from affiliates of $125,000, an increase in deferred stock offering costs of $196,187 and payments on long-term debt of $38,502. Primary sources of funds were a decrease in receivable from affiliates $183,416, a decrease in prepaid expenses and other current assets of $75,980, an increase in accounts payable of $440,397, an increase in accrued liabilities of $158,774, and increase in payables to affiliates of $438,909, disposition of property of $326,569, and an increase in deferred rent of $115,351.

The Company will be dependent upon a combination of proceeds from operations and debt or equity financing since cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months. The Company's majority-owned subsidiaries, AAI and MHBC, respectively, have filed registration statements with the Securities and Exchange Commission for their second public offerings of common stock. The net proceeds from these offerings are intended to be used for the equipment and working capital necessary from expansion of the breweries of each of these companies.

If, for any reason, the Company's subsidiaries are unable to finance future expansion and working capital requirements through self-underwritten public offerings, alternative methods of financing would have to be developed. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company or at all. Having to develop alternative means of financing would likely slow development of additional breweries and expansion of existing breweries, and such alternative financing may be costly. The Company's inability to obtain additional capital could adversely affect the Company's business and results of operations


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  None.

         (b) No reports were filed on Form 8-K during the quarter for which this report is filed.


                             WILLAMETTE VALLEY, INC.
                          Microbreweries across America

                                    SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILLAMETTE  VALLEY, INC. Microbreweries Across America




Date:  August 19, 1996                   By: /s/James W. Bernau
                                            --------------------
                                         James W. Bernau
                                         President



23