Form 10KSB
period 1996-12-31
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1997-03-31
CIK 917467

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number : 0-25986

            WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
               (Name of small business issuer in its charter)

                OREGON                                      93-1131247
     (State or other jurisdiction                        (I.R.S.Employer
   of incorporation or organization)                    Identification No.)

                              66 SE MORRISON STREET
                             PORTLAND, OREGON  97214
               (Address of principal executive offices and zip code)
                                 (503) 231-7616
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:   NONE
          SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $3,869,304.
The aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable The number of shares outstanding of the Registrants Common Stock as of February 28, 1997 was 4,860,996 shares.

The index to exhibits appears on page 25 of this document.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

              WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
                                FORM 10-KSB INDEX


                                    PART I
                                                                   Page

 Item 1.      Description of Business                                     2

 Item 2.      Description of Property                                     7

 Item 3.      Legal Proceedings                                           8

 Item 4.      Submission of Matters to a Vote of Security                 8
              Holders

                                   PART II

 Item 5.      Market for  Common Equity and Related  Stockholder          8
              Matters

 Item 6.      Management's Discussion  and Analysis  or Plan  of          9
              Operation

 Item 7.      Financial Statements                                       16

 Item 8.      Changes in and Disagreements  with Accountants  on
              Accounting and Financial Disclosure                        16

                                   PART III

 Item 9.      Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a) of          16
              the Exchange Act

 Item 10.     Executive Compensation                                     20

 Item 11.     Security Ownership of Certain Beneficial Owners
              and Management                                             21

 Item 12.     Certain Relationships and Related Transactions             22

 Item 13.     Exhibits and Reports on Form 8-K                           25

              Signatures                                                 28

                                         PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL
Willamette Valley, Inc. Microbreweries Across America (the "Company" or "WVI"), an Oregon Corporation, was organized in 1993 to establish a series of microbreweries throughout the United States using a consumer-owned capitalization plan and certain marketing strategies and other trade secrets developed by James W. Bernau, its founder, President and Chairperson of its Board of Directors. As of December 31, 1996, the Company had established and capitalized three separate subsidiaries. Two of which have constructed and are now operating their own microbrewery. The third had constructed and operated a microbrewery, but it is currently operating on a limited contract brewing basis and its assets are held for sale. Each microbrewery is designed to produce and sell high quality ales and/or lager beers marketed under a locally-based brand name developed specifically for that microbrewery's target market. The initial success of each microbrewery is dependent primarily upon the respective subsidiary's ability to successfully penetrate the subsidiary's local craft beer market by producing and selling high quality beer. One additional wholly owned subsidiary, North Country Brewing Company, Inc. ("North Country Brewing") is not currently capitalized and is not operating in any capacity.

The three subsidiary microbreweries (collectively, the "Microbreweries") are:
Aviator Ales, Inc. (formerly known as Seattle Brewing Company) ("Aviator Ales") which has established a microbrewery in Woodinville, Washington about 20 miles northeast of Seattle (the "Seattle Brewery"); Bayhawk Ales, Inc. (formerly known as Orange County Brewing Company) ("Bayhawk Ales"), which has established a microbrewery in Irvine, California (the "Southern California Brewery") and Mile High Brewing Company ("Mile High Brewing"), which had established a microbrewery in Denver, Colorado (the "Denver Brewery"). Mile High Brewing is currently not operating, other than brewing modest amounts of beer under contract to another microbrewery. Mile High Brewing's assets are
currently being held for sale.   A fourth brewery, located in Saratoga
Springs, New York (the "Saratoga Springs Brewery"), began operating in December 1996. The Saratoga Springs Brewery is owned and operated by North Country Joint Venture, LLC ("North Country LLC"). North Country LLC was originally a joint venture between the Company's wholly owned subsidiary, North Country Brewing and Nor'Wester Brewing Company, Inc. ("North Country") producer of Nor'Wester beer and an affiliate of the Company ("Nor'Wester"). As of October 31, 1996, North Country LLC became a 100 percent owned subsidiary of Nor'Wester (see Item 12. "Certain Relationships and Related Transactions - North Country Joint Venture Agreement and Termination Thereof").

The Company currently holds the following ownership interests in each of its subsidiaries: Aviator Ales -- 51%; Mile High Brewing -- 51%; Bayhawk Ales -- 57%; and North Country Brewing -- 100%. See also "Management's Discussion and Analysis - Subsequent Events."

EXISTING SUBSIDIARIES

AVIATOR ALES, INC.
Aviator Ales was formed in February 1994 for the purpose of establishing and operating microbreweries in the greater Seattle, Washington area. Aviator Ales raised approximately $2.87 million in gross proceeds through a self-underwritten public stock offering completed in September 1994. Proceeds from the offering were used to build and operate the Seattle Brewery which began producing beer in September 1995. Aviator Ales is publicly owned, with approximately 3,500 shareholders.

BAYHAWK ALES, INC.
Bayhawk Ales was formed in February 1994 for the purpose of establishing and operating one or more breweries in California. Utilizing funds borrowed from the Company, Bayhawk Ales has constructed a 17 barrel showcase microbrewery capable of producing 10,000 barrels of beer annually (the "Southern California Brewery"). The Southern California Brewery is located in an approximately 2,000 square foot leased facility adjacent to the McCormick & Schmick's Seafood Restaurant in Irvine, California. The brewery was opened to the public in December 1994, began brewing beer in January 1995. Bayhawk Ales raised approximately $1.4 million in gross proceeds through a self-underwritten public stock offering completed in December 1995. Proceeds from the offering were used to operate the microbrewery and repay a substantial portion of the funds borrowed from the Company. Bayhawk Ales is publicly owned, with approximately 1,270 shareholders.

MILE HIGH BREWING COMPANY, INC.
Mile High Brewing was formed in June 1994 for the purpose of establishing and operating breweries in Colorado. Mile High Brewing raised approximately $2.5 million in gross proceeds through a self-underwritten public stock offering completed in September 1994. Proceeds from the offering were used to build and operate the Denver Brewery which began producing beer in August 1995. Mile High Brewing is publicly-owned, with approximately 2,600 shareholders. The Company owns 51% of the outstanding shares of Mile High Brewing. Mile High Brewing is currently not operating, other than brewing modest amounts of beer under contract to another microbrewery.

NORTH COUNTRY BREWING COMPANY, INC.
North Country Brewing was formed in May 1995 for the purpose of establishing and operating microbreweries in the State of New York. North Country Brewing and Nor'Wester, pursuant to a Joint Venture Agreement, created North Country Joint Venture, LLC, to construct, own and operate a microbrewery in Saratoga Springs, New York. Upon the failure of North Country Brewing to make its planned $2.55 million capital contribution to the joint venture in September 1996, however, Nor'Wester became the sole owner of North Country Joint Venture, LLC, which is the sole owner of the Saratoga Springs brewery (see
Item 12. "Certain Relationships and Related Transactions - North Country Joint Venture Agreement and Termination Thereof").

STRATEGY
In January 1996, the Company and its subsidiaries, Aviator Ales, Mile High Brewing and Bayhawk Ales, established a strategic alliance (the "Alliance") with Nor'Wester Brewing Company, Inc. ("Nor'Wester"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between the Company and Nor'Wester and separate Cooperative Brewing Agreements between the Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers"). For a more complete description of the agreements under the Alliance, see Item 12 "Certain Relationships and Related Transactions."

The initial purpose of the Alliance was to develop a national market for the Nor'Wester brand. As Nor'Wester and some of its competitors attempted to expand their brands nationally, Nor'Wester learned that a national marketing strategy for the Nor'Wester brand is currently not cost effective. Consumers have shown strong support for craft beers brewed in or near their local markets and the Company believes the appropriate strategy is to develop and protect strong local craft beer brands. The Company further believes that this strategy can be strengthened through the Affiliated Companies' ability to build a network of breweries each producing their own brand with local appeal while benefiting from operating efficiencies, the decrease in production, marketing and distribution costs and the increase in the ability of the Affiliated Companies to finance growth and provide shareholders with a liquid market for their shares. Once these local brands are established, the Affiliated Companies may expand the distribution of one or more of their beer styles into additional selected markets.

To implement this new strategy, the Boards of Directors of the Affiliated Companies have elected to consolidate their entities under a single entity, United Craft Breweries, Inc. ("UCB"). Furthermore, on January 30, 1997 the Affiliated Companies entered into a definitive investment agreement with United Breweries of America, Inc. ("UBA") for the purpose of funding operations until the consolidation is completed and provide for future growth thereafter. For additional information, see "Management's Discussion and Analysis - Subsequent Events."

Should the proposed consolidation occur, the Cooperative Brewing Agreements, the Strategic Alliance Agreement and the General Services Agreement will terminate.

THE INDUSTRY
The craft brewing segment of the United States brewing industry is comprised of regional craft brewers such as the Company (i.e. brewers that produces between 15,000 and 1,000,000 barrels a year), contract brewers (i.e. companies that formulate and market products brewed by third-party mass-production brewers), microbrewers (i.e. brewers that produce under 15,000 barrels of craft beer a year) and brewpubs (i.e. a combination restaurant and brewery which produces principally for on-site consumption). Craft beers are full-flavored beers, brewed in traditional European brewing styles with quality hops, malted barley, yeast and water.

Beginning in California, Oregon and Washington and more recently in the New England states, Colorado and other regions across the country, regional craft brewers, contract brewers, microbrewers, and brewpubs emerged to form the craft beer industry. Certain craft brewers, such as the Company, have been able to grow from microbrewers into regional craft brewers by increasing the size of their breweries, while maintaining traditional European brewing methods. Contract brewers, who generally do not have their own brewing facilities, have taken advantage of demand by retaining industrial brewers to perform contract brewing at otherwise underutilized industrial brewing facilities. Industrial brewers have also sought to appeal to this demand for craft beers by introducing their own fuller-flavored specialty beers or by acquiring or forming partnerships with existing craft brewers.

PRODUCTION
The level of production at each microbrewery depends on (i) the size of the microbrewery's target market, (ii) the strategy identified to penetrate the microbrewed beer market in the microbrewery's specified market, and (iii) the amount of money raised in the microbrewery's public offering. The current annual production capacity of the Seattle Brewery, the Southern California Brewery and the Denver Brewery is approximately 57,000 barrels, 10,000 barrels and 39,000 barrels, respectively. The maximum annual production capacity that could be achieved at the Seattle Brewery, the Southern California Brewery and the Denver Brewery by adding additional equipment within the existing structure is approximately 125,000 barrels, 10,000 barrels and 60,000 barrels, respectively.

PRODUCTS
Each microbrewery is designed to brew selected, high quality grains and hops into ales and/or lager beers. The particular beer styles produced by microbrewery are dependent on local taste, climate, ethnic influences and lifestyles. Quality in the ingredients and the brewing process is the primary guiding principle in the development and production of each microbrewery's products. Each microbrewery is equipped with a superior and efficient brewhouse that utilizes modern electronic temperature controls in the fermentation and conditioning tanks, and each microbrewery employs a brewmaster experienced in producing high quality microbrewed beer. Products by microbrewery are as follows:

AVIATOR ALES: Aviator brand: Amber Ale, India Pale Ale, Honey Brown Ale, Hefe Weizen, Porter and a variety of seasonal ales. Nor'Wester brand: Deadeye Rye and Maple Brown Ale.

BAYHAWK ALES: Honey Blond, Amber Ale, California Cerveza, Hefe Weizen and Chocolate Porter.

MILE HIGH BREWING COMPANY:  No longer in production.

RAW MATERIALS
Raw materials used by the Microbreweries consist primarily of malted grains, hops, brewers' yeast and water filtered through activated charcoal filters. The Microbreweries typically purchase all of their malted barley and wheat from a single supplier (Aviator Ales purchases from Great Western Malting Co. and Bayhawk Ales purchases from Briess Malting Co.), although several comparable, alternative suppliers exist. Each Microbrewery typically selects the variety and grower of its high-quality Pacific Northwest hops, and purchases them through two major brokers. Each Microbrewery currently cultivates its own yeast supply and multiple competitive sources of supply for most packaging materials, such as bottles, labels, six-pack carriers, crowns and shipping cases are available to the Microbreweries

DISTRIBUTION
Each microbrewery markets its products under a locally-based brand name developed specifically for that microbrewery. Each sells its draft beers directly to consumers visiting the respective microbrewery and through wholesale distribution to pubs, taverns, and restaurants. Once the microbrewery establishes sufficient presence in the draft beer market, it will either obtain a bottling line or contract for bottling services to enable it to market bottled ales and lager beers through restaurants, taverns and retail stores. Each microbrewery will directly distribute its products and/or engage local distributors, depending on the strategy identified to best penetrate the microbrewed beer market in the particular microbrewery's specified market. Each microbrewery is responsible, in part, for developing and maintaining independent distributors for its bottled products.

COMPETITION
The craft beer segment is highly fragmented and competitive, especially in the Pacific Northwest, which the Company believes is one of the most developed craft beer markets in terms of number of breweries and consumer awareness. The Company's breweries compete primarily with other craft brewers, contract brewers, producers of imported beers and mass-market industrial brewers. The principal means of competition in the craft beer segment are product quality, taste, consistency and freshness, brand and product differentiation, distribution methods and area coverage, promotional methods, packaging, development of new products and, to a lesser extent, pricing.

The craft beer industry has become saturated with numerous brands each comprised of several beer styles. As a result, growth rates are slowing, especially in the Pacific Northwest where there are many brands vying for available shelf space and taps. The industry is also facing a loss of shelf space, and therefore sales, to the industrial brewers, who have created fuller-flavor specialty beers and are threatening to withdraw their business from distributors who also distribute brewery brands.

The Company expects competition among craft brewers to continue to increase, possibly resulting in decreases in market share, growth rates and product prices.

Many of the Company's competitors in the craft beer segment, including Pyramid Breweries, Redhook Ale Brewery, Widmer Brewing, Full Sail Brewing, Sierra Nevada Brewing, Boston Beer Company and Anchor Brewing, have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT
To meet varying consumer style and flavor preferences, the Microbreweries continually engage in the development and testing of new products. The Microbreweries pilot brew small batches of new products for sampling at the breweries, as well as in community tastings. The Microbreweries also perform numerous tastings and surveys with their distributors and consumers on beer styles and brand imagery.

REGULATION AND DRAM SHOP LIABILITY
The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

Management believes that the Company's subsidiaries currently have all licenses, permits and approvals necessary for their current operations and are in material compliance with all applicable government regulations. However, existing permits or licenses could be revoked if the Company's subsidiaries were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could, in the future, be required for the Company's subsidiaries existing or expanded operations. If licenses, permits or approvals necessary for the subsidiaries' brewery operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the subsidiaries' ability to conduct their business could be substantially and adversely affected.

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company has addressed this concern by establishing early closing hours and employee training and designated-driver programs. In addition, the Company's subsidiaries have obtained host liquor and legal liquor liability insurance coverage and intends to continue such coverage if it remains available at a reasonable cost. Future increases in premiums could make it prohibitive for the Company to maintain adequate insurance coverage. Any large uninsured damage awards against the Company could have a material adverse affect on the Company's business and financial condition.

TRADEMARKS
The Company has no significant trademarks, as they are held at the subsidiary level.

EMPLOYEES
At December 31, 1996, the Company had a total of 23 full time and 2 part time employees, including 10 full time employees at Aviator Ales, 6 full time employees and 1 part time employee at Mile High Brewing and 5 full time employees and 1 part time employee at Bayhawk Ales, the Company's majority owned subsidiaries. None of the Company's employees are covered by collective bargaining agreements, there have been no work stoppages and the Company believes that relations with its employees are adequate.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company shares leased space in Portland, Oregon with Nor'Wester. Nor'Wester leases 12,200 square feet of space. Nor'Wester's lease expires on January 31, 1997, with a renewal option for up to an additional 18 years.

Aviator Ales has executed a 20-year lease for the Seattle Brewery that runs until August 1, 2015, with the right to renew the lease for two additional terms of ten years each. The leased facility comprises approximately 19,000 square feet in Woodinville, Washington, and the Company also has an option on additional adjacent space of approximately 10,000 square feet that is exercisable between years 2 and 5 of the current lease. The Company has constructed the Seattle Brewery with sufficient leasehold improvements to enable it to grow to a maximum annual brewing capacity of 125,000 barrels (current brewing capacity is approximately 57,000 barrels). To reach maximum capacity, additional brewing equipment, fermentation and conditioning tanks must be purchased and installed, and an option to lease additional space adjacent to the existing facility must be exercised. The Company also has purchased a high-speed Krones bottling line and labeler.

The Denver Brewery, owned and operated by Mile High Brewing, is located in an approximately 14,200 square foot leased facility in lower downtown Denver, Colorado. Mile

High Brewing has executed a 15 year lease with the right to renew for two additional terms of five years each. The Denver Brewery has a maximum annual production capacity of 60,000 barrels. The Denver Brewery also has a high speed Krones bottling line capable of bottling 100 twelve-ounce bottles of beer per minute. The Company's assets are currently being held for sale and Mile High Brewing intends to assign the lease to the purchaser of the assets.

The Southern California Brewery of Bayhawk Ales is located in an approximately 2,000 square foot leased facility adjacent to the McCormick & Schmick's Seafood Restaurant in Irvine, California. The lease for the Southern California Brewery expires January 2015, with the right to renew the lease for two additional terms of five years each. The Southern California Brewery includes a 17-barrel brewhouse and 50-barrel fermenters designed for a maximum annual production capacity of 10,000 barrels. The Southern California Brewery produces only draft beer since it does not have adequate space to house a bottling line.

ITEM 3.  LEGAL PROCEEDINGS

One of the Company's subsidiaries, Mile High Brewing, dba Timberline Brewpub, and Mr. John Carter, a Vice President of Mile High Brewing, are defendants in a suit filed by United Glassware and China Company on November 5, 1996 in the District Court, City and County of Denver, Colorado. The suit claims that the defendants owe $54,700 on an alleged promissory note for materials supplied to Mile High Brewing. The suit is seeking damages in the sum of $54,700 in principal and unspecified amounts for interest and attorney fees. Mile High Brewing has asserted vigorous defenses and filed certain counterclaims.

From time to time, the Company's subsidiaries become involved in ordinary, routine or regulatory legal proceedings incidental to their businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's Common Stock. The approximate number of shareholders of record on December 31, 1996 was 1,783. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

The Company and each of its subsidiaries issued the following number of unregistered shares of their Common Stock at various times throughout 1996 to employees and distributors of each respective Company:

          COMPANY NAME                    NUMBER OF SHARES
          ---------------------           -----------------
          WVI                                   10,200
          Aviator Ales                           1,500
          Bayhawk Ales                           2,370
          Mile High Brewing                      3,620

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations and payment of past due creditors, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net sales and management services revenue:

                                            YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                            1996              1995
                                         ---------         ----------
 Gross sales                               102.6 %            48.1  %
 Less excise taxes                           5.4               2.1
                                         ---------         ----------
 Net sales of beer and related
 products                                   97.2              46.0
 Management services to
 affiliated companies                        2.8              54.0
                                         ---------         ----------
 Total sales                               100.0             100.0
 Cost of beer and related
 products sold                             107.2              50.8
 Cost of management services
 provided                                    2.8              47.1
                                         ---------         ----------
 Total cost of sales                       110.0              97.9
 Selling, general and
 administrative expenses                    57.6             179.6
                                         ---------         ----------
 Operating income (loss)                  (67.7)           (177.5)
                                         ---------         ----------
 Income (loss) before income
 taxes                                   (124.9)           (163.0)
                                         ---------         ----------
 Net income (loss)                        (61.7) %         (109.9) %

GROSS SALES. Brewery revenues of the Company's subsidiaries include sales of beer as well as retail merchandise such as T-shirts and caps. Net revenues from brewery operations and retail products increased 574 percent in 1996, totaling $3,759,504 for the year ended December 31, 1996 compared to $557,714 for the year ended December 31, 1995. The increase is primarily attributable to a full year of revenues for Aviator Ales and Mile High Brewing which commenced their brewing operations in the third quarter of 1995 and the addition of the sale of $1,351,267 of beer under the Cooperative Brewing Agreements during 1996. Mile High Brewing ceased operations in the fourth quarter of 1996 due to its inability to successfully penetrate its market.

The Microbreweries operated at the following capacity during 1996 and 1995:

                                                       Barrels Produced
                                                       ----------------
                                  Current
                                 Capacity
                              (No. of Barrels
 Brewery                         per Year)           1996               1995
-------------------------    ----------------    ---------           ---------
 Aviator Ales                         57,000        9,742                574
 Bayhawk Ales                         10,000        3,658              1,360
 Mile High Brewing(1)                 39,000        9,932                658

(1) Mile High Brewing ceased production of its own products in November 1996 and is currently producing limited quantities of beer pursuant to a contract brewing arrangement with a third party.

Competition for market share with each of the Microbreweries' markets has increased due to the level of market saturation by competing companies, especially in the Northwest where there are many brands vying for available shelf space. The industry is also facing a loss of shelf space, and therefore sales, to the industrial brewers, who are threatening to withdraw their business from distributors who also distribute microbrewery brands.

Specifically, during 1996, Aviator Ales experienced significant competition from one competitor who began selling its Hefe Weizen beer in bottles into the same channels of distribution as Aviator Ales. This resulted in a decline in market share for Aviator Ales and for Nor'Wester, an affiliated company. To date, Aviator Ales has been unable to regain this market share.

COST OF BREWERY REVENUES. The cost of brewery revenues represents 107 percent of revenues for 1996 and 51 percent for 1995, reflecting the disproportionate cost of production for goods sold during a period when the breweries are operating at less than their maximum designed capacity, as well as start-up costs such as recipe testing. In addition, the margin on beer brewed cooperatively for Nor'Wester under the cooperative Brewing Agreements is substantially less than the Microbreweries' own products. All of the breweries commenced operations during 1995 and Mile High Brewing ceased production of its own products during the fourth quarter of 1996.

REVENUES AND COSTS RELATED TO MANAGEMENT SERVICES. Revenues from management services provided to affiliated companies totaled $109,800 and $653,776 for the years ended December 31, 1996 and 1995, respectively. Cost of management services provided for the same periods was 100 percent and 87 percent of such revenues, respectively. Revenues from management services represent the Company's cost in 1996 and cost plus a certain mark-up in 1995. The Company's cost includes all direct labor and other direct costs as well as a portion of the Company's general and administrative costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") totaled $2.23 million and $2.18 million for the year ended December 31, 1996 and 1995, respectively. SG&A reflect management and administrative costs incurred on behalf of the Company and its subsidiaries. The increase in SG&A is primarily a result of increased periods of operations for the Microbreweries and increased shipping costs as the Company's Microbreweries introduced their products into surrounding states. During the third quarter of 1996, the selling and administrative staff was restructured, thus decreasing such expenses during the later part of 1996, partially offsetting the increase.

INTEREST INCOME AND INTEREST EXPENSE. Interest income totaled $33,605 and $185,284 for the years ended December 31, 1996 and 1995, respectively, as a result of interest earned on the Company's consolidated cash balances. Interest expense of $68,406 and $9,300 was incurred during 1996 and 1995, respectively, on the long-term debt for the purchase of land in Woodinville, Washington and for capital equipment lease obligations.

OTHER. Other expense, net of $422,788 includes $444,845 related to the write off of legal and accounting fees related to the Aviator Ales' and Mile High Brewings' discontinued public stock offerings.

NET LOSS. Net loss was $2.4 million in 1996 compared to $1.3 million in 1995, as a result of the individual line items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $1.0 million to $90,492 at December 31, 1996 from $1.1 million at December 31, 1995. The $90,492 in cash and cash equivalents at December 31, 1996 is all held by the Company's subsidiaries. Amounts held by each of the Company's subsidiaries have been earmarked for use in developing the respective subsidiary's brewery and are not available for use by the Company in developing new breweries. The decrease is primarily a result of $1.4 million net cash used by operating activities less $398,744 in capital expenditures plus $773,023 in net cash provided by financing activities which includes $849,871 in advances from affiliates.

Advances from affiliates increased $900,000 to $1.6 million at December 31, 1996 from $700,000 at December 31, 1995. This increase resulted primarily from advances by Nor'Wester to support Aviator Ales and Mile High Brewing, each of which was engaged to cooperatively brew Nor'Wester's beer and each of which reported operating losses for the year ended December 31, 1996.

Working capital decreased to a deficit of $3.0 million at December 31, 1996
from a surplus of $1.4 million at December 31, 1995.   The current ratio
decreased to .18:1 at December 31, 1996 from 3.02:1 at December 31, 1995.

Accounts payable were $1.5 million at December 31, 1996 compared to $406,797 at December 31, 1995. At December 31, 1996 and currently, the Company was past due on $1.1 million and $1.4 million, respectively, of its accounts payable.

The Company established a reserve of $338,000 for the planned sale and disposition of the assets of Mile High Brewing.

The Company believes that current working capital together with projected income from operations are not sufficient to meet the Company's cash needs over the next twelve months.

SUBSEQUENT EVENTS
PENDING CONSOLIDATION, BRIDGE LOANS, SUBSEQUENT INVESTMENT AND RENEGOTIATION OF THE TERMS
On January 30, 1997, the Company, Nor'Wester, Aviator Ales, Mile High Brewing and Bayhawk Ales (together the "Affiliated Companies"), entered into a definitive Investment Agreement (the "Investment Agreement") with United Breweries of America, Inc. ("UBA"). Under the terms of the Investment Agreement, UBA has agreed to invest $8.63 million in the form of bridge loans and cash at closing in exchange for a 45% equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliated companies which operate in 20 countries on four continents.

Under the terms of the Investment Agreement, the Affiliated Companies have each agreed to consolidate under the ownership of a new entity, United Craft Brewers, Inc. ("UCB"). UCB will serve as a holding company for companies which operate each of the five affiliated breweries--the Portland Brewery, the Saratoga Springs Brewery, the Seattle Brewery, the Denver Brewery and the Southern California Brewery. The proposed consolidation is a condition to receipt of UBA's investment which will be made directly in UCB.

CONSOLIDATION. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each Affiliated Company. Following completion of the consolidation, shareholders of each Affiliated Company will hold shares in UCB, which is intended to be listed for trading on the Nasdaq National Market System under the symbol "ALES".
The consolidation is primarily an administrative step designed to simplify the ownership structure of the Affiliated Companies, increase the operating efficiencies of each brewery, decrease the production, marketing and distribution costs of each brewery, increase the ability of the combined breweries to finance operations and possible growth and provide all shareholders with a liquid market for their shares.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on the average closing price of Nor'Wester's Common Stock for the 20 trading days immediately preceding January 30, 1997, the date of execution of the Investment Agreement:

 COMPANY                       EXCHANGE RATIO
--------------------         ------------------
 Nor'Wester                          1:1
 WVI                              1.99159:1
 Aviator Ales                     2.98739:1
 Bayhawk Ales                     1.99159:1
 Mile High Brewing                2.98739:1

BRIDGE LOANS. Under the Investment Agreement, UBA is obligated to provide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan are expected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $8.6 million investment is expected to be made. Of the $2.75 million, $1.5 million has already been advanced and spent as of the date of this report. All bridge loans are made pursuant to a Credit Agreement between Nor'Wester and UBA, the principal terms of which are as follows:

     (1) The bridge loans will be made at times and in amounts mutually determined by UBA and Nor'Wester based on a periodic review of the cash flow needs and creditor demands of the Affiliated Companies;

     (2) Interest on the bridge loan accrues at 11.25% per annum and is payable to UBA in cash at closing of UBA's investment.

     (3) All principal and interest is secured by the assets of North Country Joint Venture, LLC (owner and operator of the Saratoga Springs Brewery) and by Nor'Wester's ownership interest in the joint venture LLC. Repayment of all principal and interest is guaranteed personally by Jim Bernau.

     (4) As a condition to each advance under the bridge loan, neither Jim Bernau nor any of the Affiliated Companies shall be in breach of any representation, warranty or covenant under the credit documents or the Investment Agreement and there shall not be any "material adverse effect" in the businesses of the Affiliated Companies as a whole.

     (5) Unless converted at closing, all advances under the bridge loan mature 60 days after termination of the Investment Agreement or the occurrence of certain events of default under the credit documents (including the breach by an Affiliated Company or Mr. Bernau of any representation, warranty or covenantunder the Investment Agreement), except that the bridge loan becomes due immediately if a "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole or there is a breach by any Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the credit documents.

INVESTMENT. Following completion of the consolidation and assuming all closing conditions have been met as required under the Investment Agreement, UBA will invest an additional $5.88 million in cash combined with the anticipated conversion of the $2.75 million bridge loan in exchange for a 45 percent equity interest in UCB.

Closing of the proposed investment remains subject to (i) approval by the shareholders of each of the Affiliated Companies, (ii) achievement of certain aggregate operating results by the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no "material adverse change" in the businesses of the Affiliated Companies taken as a whole, (iv) approval by the U.S. Bureau of Alcohol, Tobacco and Fire Arms and applicable state liquor control commissions, (v) registration with the U.S. Securities and Exchange Commission of the UCB shares to be exchanged in the consolidation; (vi) extension of Nor'Wester's $1.0 million line of credit through September 30, 1997, the bank shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

As a further condition to UBA's investment, Jim Bernau has agreed to transfer to UBA 1,124,195 of the UCB shares he receives in the consolidation (or approximately 46% of his total UCB shares at consolidation). This transfer, for which Mr. Bernau will receive no cash consideration, is being done principally to provide UBA with the necessary equity interest in UCB (45%) to cause UBA to make the investment.

Following completion of the consolidation and closing of UBA's investment, the approximate ownership interests in UCB will be as follows: (i) UBA -- 45.0%,
(ii) Jim Bernau -- 10%, and (iii) the public shareholders of each Affiliated Company will own the following interests: Nor'Wester--21.6%, WVI--7.1%, Aviator Ales--6.7%, Mile High Brewing--5.9%, and Bayhawk Ales--3.7%. The initial Board of Directors of UCB will be composed of 7 members consisting of (i) one person appointed by Jim Bernau, (ii) four persons appointed by UBA (one of whom shall be Vijay
Mallya, Chairman of The UB Group, who shall be chairman) and (iii) two outside Directors who shall be mutually satisfactory to Jim Bernau and UBA. The initial Board will serve until the next regular meeting of shareholders. At that time, UBA, with its 45% interest, will be in a position to effectively elect all members of the Board of Directors and thereby control UCB and in turn its subsidiary breweries.

Subject to completion or waiver of all closing conditions, closing of UBA's investment will occur as soon as practicable following approval of the consolidation by the shareholders of each of the Affiliated Companies which is currently expected to occur in or about July 1997. In the event that the investment is not closed by August 31, 1997, either party may terminate the transaction and repayment of any outstanding bridge loan is due 60 days thereafter.

While the Company is dependent upon the receipt of further loans under the credit facility and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met. Accordingly, there can be no assurance that the Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement.

RENEGOTIATION OF THE TERMS OF THE UBA INVESTMENT. In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the Affiliated Companies are in the process of renegotiating the terms of the UBA investment. The renegotiation will reflect a significantly lower valuation for the Affiliated Companies, a reduction in the amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is not anticipated that the $2.75 million bridge loan amount will be reduced. The existing shareholders in the Affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the Affiliated Companies has not yet been determined. Management will soon seek Board approval by each of the Affiliated Companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated Investment Agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations.

If for any reason, the Company and its subsidiaries are unable to pay past due creditors and finance working capital requirements through an investment by UBA, alternative methods of financing would have to be obtained. No assurance can be given that alternative methods of financing would be obtained. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company or its subsidiaries, or at all. Having to develop alternative means of financing would likely slow development of the existing breweries and such alternative financing may be costly.

The inability of the Company and its subsidiaries to obtain additional capital would adversely affect the Company's business and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

DIRECTORS
The names and ages of the Company's Directors are as follows:

 NAME                    AGE       POSITION(S) WITH COMPANY     DIRECTOR SINCE
-------------------------------------------------------------------------------
 James W. Bernau         43        Chairperson of the Board,          1993
                                   President and Secretary
 Ron Brigham             44        Director                            1995
 Carol Fischer           43        Director                            1995
 Carl F. Flipper         49        Director                            1995
 Earl Littrell           54        Director                            1995
 Donald E. Voorhies      73        Director                            1995

Mr. Bernau has been President and Chairperson of the Board of Directors of the Company since its inception in December 1993. He is also President and Chairperson of the Board of Directors for five other public companies and has held these positions since the dates indicated: Willamette Valley Vineyards, Inc. ("WVV") since May 1988, Nor'Wester Brewing Company, Inc. since December 1992 and of three other subsidiaries of WVI, Aviator Ales, Inc. and Bayhawk Ales, Inc. since February 1994. Mr. Bernau also serves as one of the three Managers of the North Country Joint Venture LLC, a wholly owned subsidiary of Nor'Wester. Mr. Bernau began this alliance of consumer/investor owned companies by first co-founding WVV in 1988 with Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (NFIB), an association of 15,000 independent businesses in Oregon. While at NFIB, his responsibilities primarily involved communicating with association members and lobbying the Oregon state legislature regarding issues impacting the members.

Mr. Brigham has been a Director of the Company since April 1995. Mr. Brigham has served as a District Manager for Coffee People, Inc., an Oregon-based specialty coffee retailer. From 1985 to 1994 he served as Area Supervisor for NIPI, Inc. dba McDonald's Restaurants of Eugene-Springfield, Oregon.

Ms. Fischer has been a Director of the Company since April 1995. Since 1987, Ms. Fischer has been employed as the Public Affairs Director of Marion County, Oregon. Ms. Fischer serves as the President of the Board of Directors for the Girl Scouts of Santiam Council, treasurer and board member of the National Association of County Information Officers, executive committee member of the National Association of County Governmental Affairs Officials and on the Board of the Oregon Student Lobby Foundation. Ms. Fischer has a B. S. degree in Political Science and English from Oregon State University and she completed the graduate program for Senior Executives in Local Government at Harvard University's Kennedy School of Public administration in 1994.

Mr. Flipper has served as a Director of the Company since April 1995. From 1992 to 1995, Mr. Flipper served as President and Executive Director of the Oregon Enterprise Forum ("OEF"), a private-sector, non-profit organization dedicated to promoting the development of emerging growth companies located in Oregon. Mr. Flipper also serves as a regional manager of Northwest Capital Network, a service company matching entrepreneurs with private investors. Prior to 1992, Mr. Flipper worked for the Entrepreneurial Services Division of Deloitte & Touche, certified pubic accountants, in its Chicago office. Mr. Flipper has worked extensively to promote minority employment and minority business development. Mr. Flipper serves on the Board of Directors for the National Economic Development and Law Center. He has also held faculty appointments at the University of Idaho and Lewis & Clark State College.

Mr. Littrell has served as a Director of the Company since April 1995. Mr. Littrell has been a professor of Accounting and Information Sciences at Willamette University's Atkinson Graduate School of Management since 1976.
In addition to his teaching duties, Mr. Littrell is a co-founder of OC3, Inc., a publishing company that specializes in preparing candidates for the CMA and CIA exams. Mr. Littrell is the past-President of the Pacific Northwest Council of the Institute of Management Accountants and was a member of the IMA's national Board of Directors from 1985-1987 and 1990-1991. Mr. Littrell has authored numerous articles on the subject of accounting. Mr. Littrell, a Stanford University undergraduate, obtained his Ph.D. in Accounting from the University of oregon. He is a Certified Management Accountant.

Mr. Voorhies has served as a Director of the Company since April 1995. Mr. Voorhies has also served as Vice President and Director of Willamette Valley Vineyards, Inc. since its inception in 1988. Mr. Voorhies also serves as a member of the Board of Directors of Nor'Wester and Bayhawk Ales, Inc. From 1981 to 1995, Mr. Voorhies owned and operated a 30-acre vineyard, Salem Hills Vineyard, which he developed from raw land purchased in 1981. Prior to his retirement in 1983, Mr. Voorhies was employed by General Electric Company as Sales Manager of the Lighting Products Division for the Pacific Northwest Region. Mr. Voorhies holds a B.S. in Electrical Engineering from University of California at Berkeley. Mr. Voorhies currently serves as a liaison between the Oregon Wine Growers Association and the Oregon Wine Advisory Board.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
The names, ages and positions of the executive officers and key management of the Company and its subsidiaries are as follows:

 NAME               AGE    CURRENT POSITION(S) WITH COMPANY             SINCE
-------------------------------------------------------------------------------
 James W. Bernau     43    Chairperson of the Board, President and       1993
                           Secretary

 Mark Anderson       43    National   Sales   Manager   and  Southeast   1996
                           Regional Leader

 John Carter         28    Vice President -  Mile High Brewing Company   1996
                           and Rocky Mountain/Midwest Regional Leader

 E. J. Harkins       39    Vice  President - North Country Brewery and   1996
                           Northeast Regional Leader

 Gordon Herzog       38    Chief Financial Officer                       1997

 Yashpal Singh       51    Executive Vice President of Operations        1997

 David B. Voorhies   47    Vice  President -  Bayhawk  Ales,  Inc. and   1994
                           Southwest Regional Leader

 Dustin Wyant        27    Vice  President  -  Aviator Ales,  Inc. and   1995
                           Northwest Regional Leader


For a description of the business background of Mr. Bernau, see "Directors" above.

Mr. Anderson joined the Company in January 1996 as the Southeast Regional Leader and was promoted during 1996 to National Sales Manager and Southeast Regional Leader. Prior to joining the Company, Mr. Anderson was the owner and President of Asa Beverage Brokers, a company specializing in establishing distribution channels for craft beer and wine. From 1990 to 1994, Mr. Anderson was the Southeast Sales Manager for Barton Beers, Inc., selling primarily imported beers throughout nine states. From 1979 to 1994, Mr. Anderson was a Sales Manager for National Distributing Company, a liquor, wine and beer distributor.

Mr. Carter joined the Company in September 1996 as General Manager. From 1994 until 1996, Mr. Carter served as Regional Sales Manager of Southern and Northern California for the Nor'Wester/WVI Alliance. From 1991 until 1994, Mr. Carter served as a manager in the hospitality industry while also attending school. Mr. Carter has a B.A. from Oregon State University and has completed everything except his thesis for his Master of Arts, also from Oregon State University.

Mr. Harkins joined the Company in January 1996 as the Northeast Regional Sales Leader. Mr. Harkins is also Vice President, North Country Brewing. Mr. Harkins has over 15 years of beverage industry experience, with his most recent position prior to joining the Company being General Sales Manager for Great State Beverages of Manchester, NH, one of the premier beverage distributors in the United States. Mr. Harkins has participated in numerous industry related seminars and has also been recognized by numerous suppliers for excellence.

Mr. Herzog joined the Company in March 1997 as Chief Financial Officer. From 1990 to April 1996 Mr. Herzog was the Senior Vice President and Controller for Alliance Broadcasting L.P. ("Alliance"), a holding company that owned radio stations in major markets around the country. Since April 1996, Mr. Herzog has been retained by the seller of Alliance on a consulting basis to wind down the business of Alliance following the sale of all of its assets. Mr. Herzog earned a B.S. degree in Finance and Accounting from Southern Oregon State College in 1986.

Mr. Singh became Executive Vice President of Operations for the Company in March 1997. From 1994 to date, Mr. Singh has been Senior Vice President, Operations for United Breweries Ltd., in Bangalore, India, an affiliate of The UB Group. From 1990 to 1994, Mr. Singh served in various capacities at Kalyani Brewery of United Breweries Ltd., most recently as Chief Executive. In addition, in 1992, Mr. Singh became Chief Executive of Jupiter Breweries and Industries Ltd. Mr. Singh holds degrees in Chemistry, Botany and Zoology from Punjab University in India. Mr. Singh is a member of the Master Brewers Association of America.

Mr. Voorhies joined the Company in 1995 as its Southwest Regional Leader.
Mr. Voorhies joined Bayhawk Ales in December 1994 and serves as its General Manager and Chief Operating Officer on a full-time basis. He is responsible for overseeing Bayhawk's operations, including production, marketing and sales. Prior to joining Bayhawk, Mr. Voorhies spent 22 years as a civil engineer managing the design and construction of numerous complex building projects for organizations such as Honeywell, Johnson Controls and the Washington Public Power Supply System, among others. From April 1990 to December 1994, Mr. Voorhies served as Project Manager for Creegan and D'Angelo Consulting Engineers, a design project management consulting firm based in Fairfield, California. In addition to bringing significant management experience to the Company, Mr. Voorhies has been a home brewer for over 5 years. Mr. Voorhies received his B.S. in Civil Engineering from Washington State University. He is a registered professional engineer in both California and Washington.

Mr. Wyant joined the Company in 1995 as its Northwest Regional Leader.  Mr.
Wyant also serves as Vice President - Aviator Ales, Inc.   Mr. Wyant is also
a Director and Vice Chairperson of the Aviator Ales Board of Directors. From January 1994 to January 1995, Mr. Wyant served as Retail Manager for Nor'Wester and Willamette Valley Vineyards ("WVV"). During 1993, Mr. Wyant was an independent sales representative for WVV. From 1990 to 1992, Mr. Wyant was obtaining his commerce degree at the University of Virginia and Bath University in England.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, for the fiscal year ended December 31, 1996, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except in one instance, Mr. John Carter, a Vice President of Mile High Brewery, failed to timely file a Statement of Initial Beneficial Ownership on Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal years 1996, 1995 and 1994.

                       SUMMARY COMPENSATION TABLE


                                                            Annual Compensation
 Name and Principal
 Position (A)             Year    Employer                           Salary($)    Bonus($)
--------------------    ------    --------------------------------  -----------  -----------

 James W. Bernau (B)      1996    Willamette Valley, Inc.                  --           --
  Chairperson of the      1996    All affiliated companies except      86,093           --
  Board, President and            Willamette Valley, Inc.
  Secretary               1995    Willamette Valley, Inc.              13,600       10,882
                          1995    All affiliated companies except      82,400           --
                                  Willamette Valley, Inc.
                          1994    Willamette Valley, Inc.              13,100        8,682
                          1994    All affiliated companies except      70,400           --
                                  Willamette Valley, Inc.

   (A) Other than Mr. Bernau, no other individuals earned more than $100,000 in 1996, 1995 or 1994.

   (B) Mr. Bernau serves as the President of the Company, WVV, Nor'Wester, Aviator Ales, Bayhawk Ales, Mile High Brewing and North Country. Each of these companies pays a pro rata portion of Mr. Bernau's monthly salary based on the amount of time which Mr. Bernau has devoted to the respective company's business in that month.

STOCK OPTION GRANTS
No stock options were granted to Mr. Bernau during 1996.

OPTION EXERCISES AND HOLDINGS
No options were exercised by Mr. Bernau during 1996 and no options are held by Mr. Bernau at December 31, 1996.

COMPENSATION OF DIRECTORS OF THE COMPANY
Directors of the Company are not compensated for acting in such capacity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                    COMMON STOCK
--------------------------------------  ---------------------------------------
                                            SHARES
                                         BENEFICIALLY          APPROXIMATE
          NAME AND ADDRESS                 OWNED (1)         PERCENTAGE OWNED
--------------------------------------  ---------------------------------------
  James W. Bernau (2)                      3,018,444               62.1%
   8800 Enchanted Way SE
   Turner, Oregon  97392

  James F. Hensel (2)                        335,982                6.9%
   2911 SW Orchard Hill Place
   Lake Oswego, Oregon  97035

  Donald E. Voorhies (3)                      21,000                   *
   1715 Wickshire Ct.
   Salem, Oregon  97302

  Carol Fischer (4)                               50                   *
   160 Wilson Street SE
   Salem, Oregon  97302

  Ron Brigham                                     --                  --
   16887 NW Richard's Court
   Sherwood, Oregon  97104

  Carl F. Flipper                                 --                  --
   2538 NE Killingsworth, Apt 4
   Portland, Oregon  97211
  Earl Littrell                                   --                  --
   2737 Vick Avenue NW
   Salem Oregon 97304

  All Directors and executive officers
   as a group (12 persons) (5)             3,052,494               62.7%


--------------------------
Less than 1%

(1) Applicable percentage of ownership is based on 4,860,996 shares of Common Stock outstanding as of February 28, 1997. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.
(2) As a condition to registering shares for the 1994 offering under Oregon Securities Laws, the Company's founders agreed to place in escrow all 3,353,826 shares they beneficially owned prior to the offering. These shares will be released upon the Company's reaching certain performance milestones. Unless released pursuant to those milestones, the shares shall remain in escrow until released in 25 percent increments on October 31 of the years 2000 through 2003. The shares have the same rights and privileges of all outstanding shares except rights relating to transferability and liquidation.
(3) Mr. Voorhies also owns 10,010 shares of Common Stock of the Company's subsidiary, Mile High Brewing Company and 15,000 shares of Common Stock of the Company's subsidiary, Bayhawk Ales.
(4) Ms. Fischer also owns 450 shares of Common Stock of the Company's subsidiary, Aviator Ales.
(5) Includes 10,000 shares subject to options exercisable within 60 days of February 28, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL
Each of Nor'Wester, Aviator Ales, Bayhawk Ales and Mile High is affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator Ales (51%), Bayhawk Ales (57%) and Mile High Brewing (51%). As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company's president's time.

STRATEGIC ALLIANCE
In January 1996, the Company established a strategic alliance with Aviator Ales, Mile High Brewing, Bayhawk Ales and Nor'Wester (the "Alliance"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between the Company and Nor'Wester and separate Cooperative Brewing Agreements between Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers").

The terms of the Strategic Alliance Agreement, the Cooperative Brewing Agreements and the General Services Agreement are four years, unless earlier terminated under limited circumstances. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity as well as the fact that Nor'Wester has changed its strategy and is not currently attempting to develop other regional markets for its products, the Cooperative Brewing Agreement is not being utilized. Certain other aspects of the Strategic Alliance Agreement are also not being utilized due to industry and individual company circumstances that have changed since the Strategic Alliance Agreement was put in place.

In addition, should the consolidation occur as described under "Subsequent Events", all such agreements will terminate.

Details of the agreements are as follows (although, as indicated, many of the terms are no longer applicable):

STRATEGIC ALLIANCE AGREEMENT. Under the terms of the Strategic Alliance Agreement, each Alliance member has agreed to (i) support the expansion of the Nor'Wester's products into the Alliance member's market by cooperatively brewing Nor'Wester's beer and facilitating Nor'Wester's access to local distributors; (ii) employ at least one Nor'Wester trained brewer at all times during the term of the Agreement; and (iii) use the services, expertise and personnel available within the Alliance before obtaining such resources from outside sources. The Strategic Alliance Agreement does not preclude an Alliance member from promoting its products in markets served by other Alliance members. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance of such other Alliance member's beer. With the consent of all Alliance members, additional entities owning and/or operating brewing facilities may be added as parties to the Alliance.

COOPERATIVE BREWING AGREEMENTS. Under the terms of the Cooperative Brewing Agreements, each of the Cooperative Brewers has agreed to produce Nor'Wester's beer, in the amounts and packaged as specified in firm orders submitted by the Nor'Wester on a periodic basis. All orders made by Nor'Wester are subject to certain volume limits. The Cooperative Brewer's production of Nor'Wester beer must comply with Nor'Wester's specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications. Pricing for the purchase of beer produced under Cooperative Brewing Agreements are at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Portland Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance Member will use the proprietary information or technology of another Alliance Member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance Member's beer.

GENERAL SERVICES AGREEMENT. The General Services Agreement requires that the WVI perform for Nor'Wester and WVI's subsidiaries certain services relating to (i) human resources support; (ii) stock transfer and (iii) investor relations. Under the General Services Agreement, Nor'Wester is to provide WVI and its subsidiaries certain services relating to (i) accounting and finance support; (ii) sales and marketing management; (iii) executive services; and
(iv) production management; (v) point of sale and advertising services; and
(vi) centralization and coordination among the Alliance members of certain operational and purchasing matters. Nor'Wester, in turn subcontracts with WVV for point of sale and advertising services and certain sales and marketing management support services.

The Company was charged $169,425 by Nor'Wester for such services during 1996. Amounts charged by the Company to its affiliates and subsidiaries during 1996 are as follows:

 Company Name                              Amount
-------------------------------         -------------
 Nor'Wester                               $ 85,575
 Aviator Ales                               55,125
 Bayhawk Ales                               20,175
 Mile High Brewing                          56,025
 North Country Brewing                      25,650
 Willamette Valley Vineyards                24,225
                                        -------------
                                          $266,775
                                        -------------
                                        -------------

AMOUNTS OWED TO NOR'WESTER
In 1995 and 1996, Nor'Wester loaned or advanced funds to Aviator Ales and Mile High Brewing for purchases of capital assets and for working capital needs. Nor'Wester also paid certain bills on behalf of the Company, Aviator Ales, Mile High Brewing and Bayhawk Ales and provided these companies with services under the General Services Agreement. As a result, at December 31, 1996, WVI and its subsidiaries owed the following amounts to Nor'Wester: the Company-$196,324, Aviator Ales-$570,090, Mile High Brewing-$703,446, and Bayhawk Ales-$72,179. These amounts are unsecured, do not bear interest, are payable on Nor'Wester's demand and are reflected as "payables to affiliated company" on the Company's balance sheet.

NORTH COUNTRY JOINT VENTURE AGREEMENT AND TERMINATION THEREOF
On January 1, 1996, Nor'Wester and North Country Brewing, a wholly owned subsidiary of the Company, entered into an Operating Agreement which details the respective rights and obligations of the owners in a joint venture to develop, own and operate a brewery in Saratoga Springs, New York (the "North Country Joint Venture"). Nor'Wester's initial contribution to the North Country Joint Venture consisted of (i) $3,500,000 in cash; (ii) deposits toward the purchase of equipment with a value of approximately $500,000;
(iii) use of Nor'Wester's beer recipes pursuant to a licensing agreement between Nor'Wester and the North Country Joint Venture. North Country Brewing's initial contribution consisted of (i) an unsecured, non-interest bearing $2,550,000 promissory note payable by North Country to the North Country Joint Venture on or before the completion of North Country Brewing's planned self-underwritten public stock offering or October 1, 1996, whichever occurs first; (ii) use of North Country Brewing's beer recipes pursuant to a licensing agreement between the North Country Joint Venture and North Country Brewing; and (iii) North Country Brewing's brewery development efforts consisting of a business and operating plan for the Saratoga Springs Brewery, a lease agreement for the facility in which the brewery will be established, and a local brand name and imagery. Nor'Wester's and North Country Brewing's capital accounts with the North Country Joint Venture were credited with $4,000,000 and $2,550,000, respectively, upon formation.

North Country Brewing's public offering was canceled in September 1996 and North Country Brewing did not pay the $2,550,000 due under the note. Accordingly, on October 1, 1996, North Country Brewing withdrew from the North Country Joint Venture Agreement and transferred its interest to Nor'Wester. Concurrently, Nor'Wester executed a promissory note payable to WVI evidencing the purchase price for North Country Brewing's membership interest in the amount of $192,358, which amount represents WVI's out of pocket development expenses to establish the Saratoga Springs Brewery and to develop North Country Brewing's beer recipes and brand imagery.

ARMS-LENGTH TRANSACTIONS
The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

        Exhibit
        Number      Description
        -------     -----------
        3.1         Articles of Incorporation of the Company (1)
        3.2         Bylaws of the Company (1)
        10.1        Technology Transfer Agreement between James W. Bernau and
                    the Company dated December 2, 1993 (1)
        10.2        Director Indemnity Agreement between the Company and
                    James W. Bernau dated December 29, 1993 (1)
        10.3        1993 Stock Incentive Plan (incorporated by reference from
                    the Company's Regulation A Offering Statement on Form 1-A
                    (File No. 24S-3022))
        10.4        Founder's Escrow Agreement among the Company, James W.
                    Bernau and First Interstate Bank of Oregon, N.A.
                    (incorporated by reference from the Company's Regulation
                    A Offering Statement on Form 1-A (File No. 24S-3022))
        10.5        Proceeds Escrow Agreement between the Company and First
                    Trust Oregon (incorporated by reference from the Company's
                    Regulation A Offering Statement on Form 1-A
                    (File No. 24S-3022))
        10.6        Management Agreement between Mile High Brewing Company and the Company (incorporated by reference from the Regulation A
                    Offering Statement on Form 1-A for Mile High Brewing Company
                    (File No. 24D-3811))
        10.7        Licensing Agreement between Mile High Brewing Company and
                    the Company (incorporated by reference from the Regulation A
                    Offering Statement on Form 1-A for Mile High Brewing Company
                    (File No. 24D-3811))
        10.8        Bottling Agreement between Mile High Brewing Company and the
                    Company (incorporated by reference from the Regulation A
                    Offering Statement on Form 1-A for Mile High Brewing Company
                    (File No. 24D-3811))

        Exhibit
        Number       Description
      -----------   -------------
        10.9         Management Agreement between Aviator Ales, Inc. (formerly
                     known as Seattle Brewing Company) and the Company dated
                     June 25, 1994 (incorporated by reference from the Registration Statement on Form SB-2 for Aviator Ales, Inc.
                     (formerly known as Seattle Brewing Company)
                     (File No. 33-81536-LA))
        10.10        Licensing Agreement between Aviator Ales, Inc. (formerly
                     known as Seattle Brewin1g Company) and the Company dated
                     June 25, 1994 (incorporated by reference from the Registration Statement on Form SB-2 for Aviator Ales, Inc.
                     (formerly known as Seattle Brewing Company)
                     (File No. 33-81536-LA))
        10.11        Bottling Agreement between Aviator Ales, Inc. (formerly
                     known as Seattle Brewing Company) and the Company dated
                     June 25, 1994 (incorporated by reference from the Registration Statement on Form SB-2 for Aviator Ales, Inc.
                     (formerly known as Seattle Brewing Company)
                     (File No. 33-81536-LA))
        10.12        Founder's Escrow Agreement among Aviator Ales, Inc.
                     (formerly known as Seattle Brewing Company), the Company and First Interstate Bank of Oregon, N.A. dated June 25,
                     1994 (incorporated by reference from the Registration
                     Statement on Form SB-2 for Aviator Ales, Inc. (formerly known as Seattle Brewing Company) (File No. 33-81536-LA))
        10.13        Management Agreement between Bayhawk Ales, Inc. (formerly
                     known as Orange County Brewing Company) and the Company dated February 14, 1995 (incorporated by reference from the Registration Statement on Form SB-2 for Bayhawk Ales, Inc.
                     (formerly known as Orange County Brewing Company)
                     (File No. 33-82208-LA))
        10.14        Licensing Agreement between Bayhawk Ales, Inc. (formerly
                     known as Orange County Brewing Company) and the Company dated February 14, 1995 (incorporated by reference from the Registration Statement on Form SB-2 for Bayhawk Ales, Inc.
                     (formerly known as Orange County Brewing Company)
                     (File No. 33-82208-LA))
        10.15        Bottling Agreement between Bayhawk Ales, Inc. (formerly
                     known as Orange County Brewing Company) and the Company dated February 14, 1995 (incorporated by reference from the Registration Statement on Form SB-2 for Bayhawk Ales, Inc.
                     (formerly known as Orange County Brewing Company)
                     (File No. 33-82208-LA))
        10.16        Sublease between Southern California Plan II, Inc. and the
                     Company dated January 25, 1994 (incorporated by reference from the Registration Statement on Form SB-2 for Bayhawk
                     Ales, Inc. (formerly known as Orange County Brewing
                     Company) (File No. 33-82208-LA))
        10.17        Assignment of Sublease between the Company and Bayhawk
                     Ales, Inc. (formerly known as Orange County Brewing
                     Company) dated May 25, 1994 (incorporated by reference from the Registration Statement on Form SB-2 for Bayhawk Ales,
                     Inc. (formerly known as Orange County Brewing Company)
                     (File No. 33-82208-LA))

        Exhibit
        Number       Description
       ---------    ---------------
        10.18        Management Agreement between North Country Brewing Company and the Company dated June 1, 1995 (incorporated by
                     reference from the Registration Statement on Form SB-2 for
                     North Country Brewing Company (File No. 33-93968-NY))
        10.19        Letter of Intent between North Country Brewing Company and
                     Stewart's Ice Cream Co., Inc. to enter into a lease
                     agreement (incorporated by reference from the Registration
                     Statement on Form SB-2 for North Country Brewing Company
                     (File No. 33-93968-NY))
        10.20        Licensing Agreement between North Country Brewing Company
                     and the Company dated June 1, 1995 (incorporated by
                     reference from the Registration Statement on Form SB-2 for
                     North Country Brewing Company (File No.33-93968-NY))
        10.21        General Services Agreement dated January 1, 1996 between
                     the Company and Willamette Valley Brewing Company
                     (incorporated by reference from the Registration Statement on Form SB-2 (Amendment No. 2) for Willamette Valley
                     Brewing Company (File No. 33-98976))
        10.22        Strategic Alliance Agreement dated January 1, 1996 among
                     the Company, Willamette Valley Brewing Company, Aviator
                     Ales, Inc., Mile High Brewing Company, Bayhawk Ales, Inc.
                     and North Country Brewery, Inc. (incorporated by reference from the Registration Statement on Form SB-2 (Amendment
                     No. 2) for Willamette Valley Brewing Company
                     (File No. 33-98976))
        10.23        Promissory Note and Security Agreement dated November 30,
                     1995 relating to $347,000 loan to Bayhawk Ales, Inc. 10.24
                     Membership Termination Agreement dated February 27, 1997,
                     between the Company and Willamette Valley, Inc.
                     Microbreweries Across America, North Country Brewing
                     Company, Inc. and North Country Joint Venture, LLC.
        10.24        Membership Termination Agreement dated February 27,
                     1997, between the Company, Nor'Wester Brewing Company,
                     Inc., North Country Brewing Company, Inc. and North
                     Country Joint Venture, LLC.
        10.25        Investment Agreement dated as of January 30, 1997 by and
                     among Nor'Wester Brewing Company, Inc., North Country Joint
                     Venture, LLC, Willamette Valley, Inc. Microbreweries Across
                     America, Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High
                     Brewing Company, Inc., James W. Bernau and United Breweries
                     of America, Inc., which includes the Credit Agreement
                     between Nor'Wester Brewing Company, Inc. and United
                     Breweries of America, Inc.
        21           Subsidiaries of the Registrant
        27           Financial Data Schedule

(1) Incorporated by reference from the Company's Regulation A Offering Statement on Form 1-A (File No. 24s-3022)

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 1997                 WILLAMETTE VALLEY, INC. MICROBREWERES
                                        ACROSS AMERICA

                                        By:/s/ JAMES W. BERNAU
                                        James W. Bernau
                                        Chairperson of the Board, President
                                        and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on March 25, 1997:

Signature                            Title
------------                         ------

/s/JAMES W. BERNAU                   Chairperson of the Board, President
------------------                   and Secretary
James W. Bernau                      (Principal Executive Officer and Principal
                                     Financial and Accounting Officer)


/s/ RONALD G. BRIGHAM                Director
---------------------
Ronald G. Brigham


/s/ CAROL FISCHER                    Director
---------------------
Carol Fischer


/s/ CARL F. FLIPPER                  Director
---------------------
Carl F. Flipper


/s/ EARL K. LITTRELL                 Director
---------------------
Earl K. Littrell


/s/ DONALD E. VOORHIES               Director
---------------------
Donald E. Voorhies

WILLAMETTE VALLEY, INC.
MICROBREWERIES ACROSS
AMERICA AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
REPORT AND CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Report of Independent Accountants..........................................F-1

Consolidated Balance Sheet.................................................F-3

Consolidated Statement of Operations.......................................F-4

Consolidated Statement of Shareholders' Equity.............................F-5

Consolidated Statement of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements.................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Willamette Valley, Inc. Microbreweries across America
(A Development Stage Company)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Willamette Valley, Inc. Microbreweries across America (a development stage company) and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and for the period from inception (December 2, 1993) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company which has only a limited and unprofitable operating history, has negative working capital of $2,979,750 and has limited access to capital with which to fund future operations. Subsequent to December 31, 1996, the management of Mile High Brewing Company (MHBC), a majority-owned subsidiary of the Company, formalized and approved a plan to sell the operating assets of MHBC. Accordingly, the assets have been reported at estimated fair market value at December 31, 1996 and management has recorded an impairment loss of $1,306,879 in the accompanying statement of operations for the year ended December 31, 1996. Such factors, among others, raise substantial doubt about its ability to continue as a going concern.

As discussed in Note 11 to the financial statements, the Company and its subsidiaries entered into an investment agreement to be merged with an affiliated company and convert their stock into shares of a new publicly traded entity.

To the Board of Directors and Shareholders of Willamette Valley, Inc. Microbreweries across America
(A Development Stage Company)
Page 2


Willamette Valley, Inc. Microbreweries across America is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.




PRICE WATERHOUSE LLP

Portland, Oregon
March 21, 1997, except as to Note 12 which is as of March 24, 1997

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

                                                          DECEMBER 31,
                                                     1996             1995
                                                 ------------     ------------

ASSETS
Current assets:
   Cash and cash equivalents                     $    90,492      $ 1,117,134
   Accounts receivable                               211,078          123,026
   Receivables from affiliates (Note 8)                   --          198,569
   Inventories (Note 2)                              349,870          368,656
   Prepaid expenses and other current assets           8,170          215,712
                                                 ------------     ------------
      Total current assets                           659,610        2,023,097

Property and equipment, net  (Notes 3 and 4)       5,124,746        5,460,152
Deposits for the purchase of equipment                    --           51,000
Other non-current assets                                  --          161,177
                                                 ------------     ------------
Total assets                                     $ 5,784,356      $ 7,695,426
                                                 ------------     ------------
                                                 ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and
      capital lease obligations (Note 4)         $    73,328      $    19,522
   Accounts payable                                1,470,891          406,797
   Accrued liabilities                               149,650          220,870
   Container deposits                                 34,922               --
   Reserve for impairment loss (Note 12)             338,000               --
   Payable to affiliated companies (Note 8)        1,572,569           22,698
                                                 ------------     ------------
      Total current liabilities                    3,639,360          669,887

Long-term debt and capital lease obligations
   (Note 4)                                          298,888          108,415
Advance from affiliate (Note 8)                           --          700,000
Deferred rent (Note 9)                                70,103           91,328
                                                 ------------     ------------
                                                   4,008,351        1,569,630
                                                 ------------     ------------
Minority interest                                    142,585        1,871,191
                                                 ------------     ------------
Commitments (Note 9)

Shareholders' equity (Note 6):
   Common stock, $.01 par value,
      10,000,000 shares authorized,
      4,860,996 and 4,850,796 shares
      issued and outstanding                          48,610           48,508
   Additional paid-in capital                      5,453,712        5,686,386
   Deficit accumulated during development
      stage                                       (3,868,902)      (1,480,289)
                                                 ------------     ------------
      Total shareholders' equity                   1,633,420        4,254,605
                                                 ------------     ------------
Total liabilities and shareholders' equity       $ 5,784,356      $ 7,695,426
                                                 ------------     ------------
                                                 ------------     ------------

   The accompanying notes are an integral part of these financial statements.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------

                                                                   CUMULATIVE
                                                                  AMOUNTS FROM
                                                                   INCEPTION
                                                                  (DECEMBER 2,
                                              YEAR ENDED            1993) TO
                                             DECEMBER 31,         DECEMBER 31,
                                           1996         1995          1996
                                      ------------  ------------  ------------

Revenues:
   Gross sales of beer and related
      retail products (Note 10)       $ 3,967,975   $   582,908   $ 4,594,582
   Less excise taxes                     (208,471)      (25,194)     (233,665)
                                      ------------  ------------  ------------
Net sales                               3,759,504       557,714     4,360,917

Management services to affiliated
   companies (Note 8)                     109,800       653,776       893,190
                                      ------------  ------------  ------------
                                        3,869,304     1,211,490     5,254,107
                                      ------------  ------------  ------------
Cost of sales:
   Cost of beer and related
      retail products                   4,148,847       615,518     4,787,853
   Management services to
      affiliated companies (Note 8)       109,800       570,507       799,527
                                      ------------  ------------  ------------
                                        4,258,647     1,186,025     5,587,380
                                      ------------  ------------  ------------
Gross (deficit) margin                   (389,343)       25,465      (333,273)

Selling, general and administrative
   expenses (Note 8)                    2,229,018     2,176,410     4,715,974
                                      ------------  ------------  ------------
Loss from operations                   (2,618,361)   (2,150,945)   (5,049,247)

Loss on asset impairment               (1,306,879)                 (1,306,879)
Interest income/(expense)                 (34,801)      175,984       224,589
Other expense                            (422,788)           --      (422,789)
                                      ------------  ------------  ------------
Loss before income taxes and
   minority interest in losses of
   consolidated subsidiary companies   (4,382,829)   (1,974,961)   (6,554,326)

Income taxes (Note 5)                          --            --            --
                                      ------------  ------------  ------------
Loss before minority interest in
   losses of consolidated
   subsidiary companies                (4,382,829)   (1,974,961)   (6,554,326)

Minority interest in losses of
   consolidated subsidiary companies    1,994,216       644,119     2,685,424
                                      ------------  ------------  ------------
Net loss as a development stage
   company                            $(2,388,613)  $(1,330,842)  $(3,868,902)
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------

Net loss per common share             $     (0.49)  $     (0.27)  $     (1.07)
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------
Weighted average number of common
   shares outstanding                   4,852,513     4,850,796     3,602,166
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.


WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
PERIOD FROM INCEPTION (DECEMBER 2, 1993) TO DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                     ADDITIONAL       COMMON          DURING
                                             COMMON STOCK             PAID-IN         STOCK         DEVELOPMENT
                                         SHARES        AMOUNT         CAPITAL       SUBSCRIPTION       STAGE            TOTAL
                                        ---------     --------      -----------     ------------    -----------      -----------
Balances, December 2, 1993                     --     $     --      $        --      $      --      $        --      $        --

WVI common stock subscription           3,353,826       33,538           77,573       (111,111)                               --
                                        ---------     --------      -----------      ---------      -----------      -----------

Balances, December 31, 1993             3,353,826       33,538           77,573       (111,111)              --               --

Proceeds from WVI common stock
   issuance to founders                        --           --               --        111,111               --          111,111

Net proceeds from WVI common stock
   offerings                            1,496,970       14,970        2,164,607             --               --        2,179,577

Interest in net proceeds from
   offerings of majority-owned
   subsidiary company                          --           --        2,611,633             --               --        2,611,633

Net loss                                                                                               (149,447)        (149,447)
                                        ---------     --------      -----------      ---------      -----------      -----------
Balances, December 31, 1994             4,850,796       48,508        4,853,813             --         (149,447)       4,752,874

Interest in net proceeds from
   offerings of majority-owned
   subsidiary company                          --           --          832,573             --               --          832,573

Net loss                                       --           --               --             --       (1,330,842)      (1,330,842)
                                        ---------     --------      -----------      ---------      -----------      -----------
Balances, December 31, 1995             4,850,796       48,508        5,686,386             --       (1,480,289)       4,254,605

Shares granted to employees                10,200          102           20,298             --               --           20,400

Decrease in interest in
   majority-owned subsidiary
   company                                     --           --         (252,972)            --               --         (252,972)

Net loss                                       --           --               --             --       (2,388,613)      (2,388,613)
                                        ---------     --------      -----------      ---------      -----------      -----------

Balance, December 31, 1996              4,860,996     $ 48,610      $ 5,453,712      $      --      $(3,868,902)     $ 1,633,420
                                        ---------     --------      -----------      ---------      -----------      -----------
                                        ---------     --------      -----------      ---------      -----------      -----------


                             The accompanying notes are an integral part of these financial statements.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------

                                                                   CUMULATIVE
                                                                  AMOUNTS FROM
                                                                   INCEPTION
                                                                  (DECEMBER 2,
                                              YEAR ENDED            1993) TO
                                             DECEMBER 31,         DECEMBER 31,
                                           1996         1995          1996
                                      ------------  ------------  ------------
Cash flows from operating activities:
   Net loss                           $(2,388,613)  $(1,330,842)  $(3,868,902)
   Minority interest in losses of
      consolidated subsidiary
      companies                        (1,994,216)     (644,119)   (2,685,423)
Reconciliation of net loss to net
 cash used by operating activities:
   Depreciation                           441,154       217,672       667,862
   Deferred rent                           22,152        91,328       113,480
   Write-down of assets due to
      impairment loss                   1,306,879            --     1,306,879
   Shares of WVI and subsidiary
      company granted to
      employees                            33,782        10,870        44,652
   Changes in assets and
         liabilities:
      Accounts receivable                 (88,052)     (119,393)     (211,078)
      Receivables from affiliates         198,569      (190,640)           --
      Other receivables                        --        32,813            --
      Inventories                        (167,914)     (343,984)     (536,570)
      Prepaid expenses and other
         current assets                   207,542      (208,908)       (8,170)
      Accounts payable                  1,064,094       281,145     1,470,891
      Accrued liabilities and
         container deposits               (36,298)       41,859       184,572
                                      ------------  ------------  ------------
   Net cash used by operating
     activities                        (1,400,921)   (2,162,199)   (3,521,807)
                                      ------------  ------------  ------------
Cash flows from investing activities:
   Deposits for equipment                      --       (40,000)      (51,000)
   Purchases of property and
      equipment, net of disposals        (398,744)   (4,524,871)   (5,995,776)
   Purchase of other non-current
      assets                                   --      (146,583)     (161,172)
                                      ------------  ------------  ------------
Net cash used by investing
   activities                            (398,744)   (4,711,454)   (6,207,948)
                                      ------------  ------------  ------------
Cash flows from financing activities:
   Increase in advances and other
      payables to affiliates              849,871       722,698     1,572,569
   Principal payments on capital
      lease obligations                   (76,848)      (11,041)      (87,889)
   Deferred stock offering costs               --            --
   Proceeds from WVI and subsidiary
      company stock offerings                  --     1,462,443     8,335,567
                                      ------------  ------------  ------------
Net cash provided by financing
   activities                             773,023     2,174,100     9,820,247
                                      ------------  ------------  ------------
Net (decrease) increase in cash
   and cash equivalents                (1,026,642)   (4,699,553)       90,492
Cash and cash equivalents at
   beginning of period                  1,117,134     5,816,687            --
                                      ------------  ------------  ------------
Cash and cash equivalents at
   end of period                      $    90,492   $ 1,117,134   $    90,492
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND OPERATIONS
    Willamette Valley, Inc. Microbreweries across America (WVI) is a development stage company formed on December 2, 1993 to establish a series of microbreweries throughout the United States using a consumer-owned capitalization plan and certain marketing strategies.
    Each microbrewery will produce and sell high-quality ales marketed under a label developed specifically for each microbrewery. WVI plans to establish each microbrewery as a subsidiary and expects to retain control and a substantial interest in each microbrewery following completion of the microbrewery's initial public offering. As of December 31, 1996, WVI has established four microbreweries, three of which have raised capital in public offerings of their stock and have begun producing beer. In July 1994, WVI began providing management services to its subsidiaries and to other affiliated companies (see Note 8).

    The company was organized under the laws of the State of Delaware. From the date of inception (December 2, 1993) through December 31, 1996, WVI's efforts have been directed primarily toward organizing and issuing a public offering of shares of its common stock and providing support to its subsidiaries in their efforts to raise additional capital and to build and equip their breweries.

    WVI is a development stage company which has only a limited and unprofitable operating history, has negative working capital of $2,979,750 and has limited access to capital with which to fund future operations. There can be no assurance that WVI or its subsidiaries will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

    In addition, management expects the Company and its subsidiaries to be merged with its affiliate breweries during 1997 and for all of the Company's common stock and the common stock of its subsidiaries to be converted into shares of a new public company. The Company currently has no source of capital other than the proposed investor discussed in
    Note 11.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of WVI and its four subsidiaries, Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company Inc. (NCBCI) (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

    MINORITY INTEREST The minority interest represents the minority shareholders' share of the equity and net losses of AAI, MHBC, and BAI. The minority shareholders' interests in AAI, MHBC, and BAI are approximately 49%, 49% and 43%, respectively, at December 31, 1996. The minority shareholders' interests in AAI, MHBC, and BAI were approximately 35%, 49%, and 43%, respectively, at December 31, 1995. There is no minority interest in the accounts of NCBCI as it is a wholly owned subsidiary of WVI.

    INVENTORIES Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes the purchase price of materials, direct labor and an allocation of indirect production costs.

    PROPERTY AND EQUIPMENT Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method, beginning at the time the assets are placed in operation, as follows:

        Leasehold improvements                           5-15 years
        Machinery and equipment                          5-15 years

    Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Leasehold improvements are depreciated over the shorter of the life of the asset or the lease.

    OTHER NONCURRENT ASSETS
    The Company has capitalized the fees and related legal costs of organization which are included in other noncurrent assets in the accompanying balance sheet. These items were written off in 1996 based on the proposed merger described in Note 11 as these intangible assets no longer have future value.

    INCOME TAXES
    The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. WVI will file a consolidated tax return with NCBCI; AAI, MHBC, and BAI will file stand-alone federal and state tax returns.

    REVENUE RECOGNITION

    The Company recognizes revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required. Management service revenues are recorded as provided and are billed on a monthly basis.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    OTHER EXPENSE
    Other expense consists primarily of costs incurred by the Company's subsidiaries related to attempted public stock offerings. These offerings were not successful, and the related costs have been recorded as other expenses in the accompanying statement of operations.

    NET LOSS PER COMMON SHARE
    Net loss per common share is calculated based on the weighted average number of common shares outstanding after giving effect to shares granted to employees throughout the periods presented. No common stock equivalents with a dilutive effect were outstanding during the periods presented. Shares held in escrow are included in the weighted average number of common shares outstanding.

    STATEMENT OF CASH FLOWS
    The Company considers short-term investments which are highly liquid, are readily convertible into cash, and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the year ended December 31, 1996, the Company paid no income taxes and paid interest of $72,180. For the year ended December 31, 1995, the Company paid no income taxes and paid interest of approximately $9,300. During 1995, the Company obtained $88,000 of equipment under capital lease obligations; these non-cash transactions have been excluded from the accompanying statement of cash flows. The minority interest in subsidiary companies includes adjustments related to the stock offerings of the subsidiary companies; such non-cash adjustments are not included in the accompanying statement of cash flows.

    FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
    Except as discussed in Note 8 under advances from affiliates, the fair market values of the Company's recorded financial instruments materially approximate the respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
    The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" in 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company plans to continue to follow the provisions of APB 25. The impact of adoption has not had a significant effect on the Company's financial position or results of operations.

    RECLASSIFICATIONS
    Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation. These reclassifications have no impact on previously reported results of operations or common shareholders' equity.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

2. INVENTORIES

   Inventories consist of:

                                                          DECEMBER 31,
                                                   1996               1995
                                                ----------         ----------

   Raw materials                                $  190,114         $   76,042
   Work-in-process                                  38,898             71,267
   Finished goods                                   76,858            181,974
   Retail inventory                                 44,000             39,373
                                                ----------         ----------
                                                $  349,870         $  368,656
                                                ----------         ----------
                                                ----------         ----------


3. PROPERTY AND EQUIPMENT

   Property and equipment consist of:

                                                          DECEMBER 31,
                                                   1996              1995
                                                ----------        ----------

   Land and improvements                        $2,480,139        $2,196,516
   Brewery equipment                             3,838,112         3,112,557
   Office furniture and equipment                  166,267           313,756
   Vehicles                                         40,740            41,223
   Construction in progress                         53,460            20,175
                                                ----------        ----------
                                                 6,578,718         5,684,227

   Less accumulated depreciation                  (621,731)         (224,075)
   Impairment loss                                (832,241)              --
                                                ----------        ----------
                                                $5,124,746        $5,460,152
                                                ----------        ----------
                                                ----------        ----------


   At December 31, 1996 property and equipment includes $88,000 of equipment held under capital leases with related accumulated amortization aggregating $10,909.


4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-term debt consists of a $50,000 note payable to an individual, issued in connection with the purchase of land in the state of Washington. The note bears interest at 9% and requires quarterly interest payments. The note is secured by the land and is payable in a lump sum in June 1999.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

   The Company has entered into certain capital lease obligations related to the acquisition of equipment including a bottling line for use at MHBC. These leases bear interest at rates ranging from 9% - 15% and require monthly payments of principal and interest. The leases are secured by the equipment and mature in 1998 and 2000.

   Future minimum payments under the Company's capital lease obligations are as follows:

                                        PRINCIPAL    INTEREST        TOTAL
                                       ----------   ----------   -----------

   1997                                $   73,328   $   31,660   $   104,988
   1998                                    78,153       23,280       101,433
   1999                                    83,539       14,538        98,077
   2000                                    87,196        5,227        92,423
                                       ----------   ----------   -----------
                                       $  322,216   $   74,705   $   396,921
                                       ----------   ----------   -----------
                                       ----------   ----------   -----------

5. INCOME TAXES

   Pre-tax loss was attributable to operations entirely within the United States. For the periods ended December 31, 1996 and 1995, there were no current or deferred provisions for income taxes.

   The benefit for income taxes differs from the amount of income taxes determined by applying the U.S. statutory graduated federal rate due to the following:

                                                    YEAR ENDED DECEMBER 31,
                                                    1996              1995
                                                ----------         ----------

   Statutory graduated federal rate                  34.0%              34.0%
   State taxes, net of federal benefit                4.4                4.4
   Reserve of net deferred tax asset                (38.4)             (38.4)
                                                ----------         ----------
                                                      -- %               -- %
                                                ----------         ----------
                                                ----------         ----------


   Deferred tax assets (liabilities) consist of:

                                                         DECEMBER 31,
                                                    1996              1995
                                               -----------        -----------

   Federal and state net operating loss
      carryforwards                            $ 3,705,000        $   704,000
   Expenses not currently deductible               468,000             28,000
   Fixed assets                                   (175,000)           (70,000)
   Deferred tax asset valuation allowance       (3,998,000)          (662,000)
                                               -----------        -----------
                                               $       --         $       --
                                               -----------        -----------
                                               -----------        -----------

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.  INCOME TAXES (CONTINUED)

    As of December 31, 1996, WVI and its subsidiaries had net operating loss carryforwards aggregating approximately $6 million for federal and state purposes, which may be used to offset future taxable income, if any.


6.  SHAREHOLDERS' EQUITY

    WVI
    WVI is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. In December 1993, WVI received $111,111 in stock subscriptions from its founding shareholders in exchange for 3,353,826 shares of unregistered common stock. The cash was received in 1994.

    In connection with WVI's initial stock offering under Oregon securities laws, WVI agreed to place in escrow 2,301,076 of its shares of WVI's common stock. These shares will be released from escrow to WVI's founders where WVI satisfies one or more certain earnings requirements or establishes a bona fide over-the-counter trading market for its common stock and maintains a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 2,301,076 shares shall remain in escrow until unconditionally released in 25% increments on July 31, 2001, 2002, 2003, and 2004. The shares, while in escrow, entitle WVI's founders to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation.

    During 1994, WVI sold 1,496,970 shares of its common stock at $1.65 per share pursuant to a Regulation A public offering filed with the U.S. Securities and Exchange Commission (SEC). Cash proceeds from this offering, net of offering expenses of $290,424, aggregated $2,179,577 during 1994.

7.  STOCK INCENTIVE PLAN

    WVI has adopted a 1993 Stock Incentive Plan (the "Plan") and has reserved 591,851 shares of its common stock thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options, stock sales and stock grants to employees, directors and consultants of the Company at fair market value. During 1996, the Company granted 10,200 shares to employees. The $20,400 value of these shares is included in selling, general and administrative expenses in the accompanying statement of operations.

    During 1995, 122,500 options were granted under the plan at an exercise price of $2.00 per share which approximated fair market value at the date of grant. These options vest ratably over ten years. Of these, 41,500 were subsequently canceled. In 1996, an additional 70,000 options were granted at an exercise price of $1.95, which approximates fair market value at the date of grant. Of these,

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.  STOCK INCENTIVE PLAN (CONTINUED)

    15,000 and 40,000 options vest ratably over ten and five years, respectively, beginning one year after the date of grant. The remaining 15,000 options were subsequently canceled. As of December 31, 1996, there were no options exercised, vested options were 18,000, and options outstanding were 185,000.

    The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion 25. The Company has determined that the pro forma effects of applying SFAS 123 would not have a material effect on the results of operations for 1996 and 1995. This determination was made using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 6.78% and 7.11%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of
    6.66 years and 10 years, respectively, and an expected volatility of 57% and 54%, respectively. The weighted average fair value of stock options granted in 1996 and 1995 was $1.20 and $1.46, respectively.

    Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $65,960 and $116,520, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

    Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 11.

    AAI, MHBC, and BAI each have similar stock incentive plans and each of these subsidiaries has granted options thereunder.

8.  RELATED PARTIES

    NATURE OF RELATED PARTIES
    WVI's president partially owns and controls Willamette Valley Vineyards
    (WVV), a winery in Oregon, and Nor'Wester Brewing Company, Inc. (Nor'Wester), a microbrewery in Oregon. WVI's president is also the president of AAI, MHBC, BAI, and NCBCI. As a result of certain arrangements between WVI and its affiliates, as well as WVI's president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the president's time.

    RELATED PARTY TRANSACTIONS
    From January through June of 1994, WVV provided the Company with management services on a cost-plus-fee basis. These services consisted of accounting, marketing, administrative, and stock transfer services. The cost of such services aggregated approximately $77,000, of which approximately $4,000 was included in 1994 selling, general and administrative expenses, and

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.  RELATED PARTIES (CONTINUED)

    approximately $73,000 was charged directly to additional paid-in capital as a component of stock offering cost. Beginning in July 1994, such management services were performed by WVI's employees. From July through December 1994, and for the year ended December 31, 1995, WVI charged WVV and Nor'Wester for these services on a cost-plus basis. The revenues and costs related to these services are shown separately as management services in the accompanying consolidated statement of operations.

    In September 1995, MHBC paid for certain brewing equipment which was ultimately shipped to Nor'Wester for approximately $53,000. As a result of this transaction, MHBC was owed approximately $52,000 from Nor'Wester at December 31, 1995.

    In 1996, WVI began contracting for certain management services under a general services agreement between WVI, WVV and Nor'Wester.

    STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
    In December 1995, WVI's subsidiaries entered into a Strategic Alliance (the "Alliance") with Nor'Wester. Nor'Wester, AAI, MHBC, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and AAI, MHBC, and BAI are collectively referred to as the "Cooperative Brewers" and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the network of distributors. The terms of the Strategic Alliance Agreement and the Cooperative Brewing Agreements are four years, unless earlier terminated under limited circumstances, which include material breach in the case of the Cooperative Brewing Agreements. The Agreements are subject to renewal. Pricing for the purchase of beer produced under the Cooperative Brewing Agreement is at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Nor'Wester Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance member's beer. With the consent of all Alliance members, additional parties may be added to the Alliance.

    Under the terms of the Cooperative Brewing Agreements, the Company's subsidiaries will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. The Company's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.  RELATED PARTIES (CONTINUED)

    Nor'Wester has acquired certain specified brewing equipment for the subsidiaries' use in producing Nor'Wester's beer. To the extent that this equipment is not needed for the production of Nor'Wester beers, the subsidiaries may, upon notice to Nor'Wester, use this equipment to produce their own beer subject to the payment of an agreed-upon lease fee. Certain brewing equipment acquired by Nor'Wester was purchased by the Company in 1995.

    The Cooperative Brewing Agreement requires that the Cooperative Brewer maintain the equipment supplied by Nor'Wester, that Nor'Wester insure this equipment, and that the Cooperative Brewer and Nor'Wester each indemnify the other for damages and losses in connection with the Agreement. Nor'Wester may, at its cost, remove or replace its equipment at any time if market conditions or other circumstances make such action desirable to Nor'Wester.

    ADVANCES FROM AFFILIATE
    In connection with the Cooperative Brewing Agreement with Nor'Wester described above, Nor'Wester advanced $250,000 each to AAI and MHBC in December 1995 for the purchase of ingredients and packaging materials for the subsidiaries' initial production of Nor'Wester's products. These advances are unsecured and do not bear interest. Because management plans to merge the Company into a new Company (see Note 11), management believes these advances will be paid partially in 1997, and the remainder will be considered in the conversions of the companies' shares into shares of the new Company expected to be formed. In 1996, Nor'Wester advanced an additional $350,000 and $500,000 respectively, to AAI and MHBC. An additional $50,000 was advanced directly to WVI.

9.  COMMITMENTS

    WVI's subsidiaries have entered into agreements with several independent distributors for the distribution of the Company's products. These agreements contain normal distribution provisions and are cancelable by either the subsidiaries or the distributors.

    The Companies have entered into operating lease arrangements for equipment and facilities. Approximate future minimum lease payments are as follows:

       YEAR ENDING
       DECEMBER 31,
       ------------

          1997                                        $     260,000
          1998                                              264,000
          1999                                              269,000
          2000                                              276,000
          2001                                              293,000
          Thereafter                                      3,630,000
                                                       ------------
                                                       $  4,992,000
                                                       ------------
                                                       ------------

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.  COMMITMENTS (CONTINUED)

    The terms of certain of the leases allowed for no lease payments to be made during the initial months of the lease term, and contain escalating payments. The Company is recording lease expense on the straight-line method over the lease term; accordingly, deferred rent has been recorded in the accompanying balance sheet. Rent expense during 1996 and 1995 related to these leases aggregated approximately $312,000 and $194,000, respectively, and is allocated between cost of sales and selling, general and administrative expenses in the accompanying statement of operations.

10. SIGNIFICANT CUSTOMERS

    Virtually all of the Company's products are sold in the states of Colorado, Washington, and California. Sales to distributors in the Pacific Northwest were 21% of gross beer sales in 1996. Sales to the Company's two largest customers for the years ended December 31, 1996 and 1995 totaled 25% and 42%, respectively.

11. PROPOSED MERGER AND INVESTMENT FROM UBA

    Subsequent to December 31, 1996, the Company along with its subsidiaries (AAI, MHBC and BAI) and affiliate (Nor'Wester) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to consolidate into a company to be known as United Craft Brewers, Inc. (UCB). This merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following consolidation, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

         COMPANY                                  EXCHANGE RATIO
       -----------                              -------------------
       Nor'Wester                                               1:1
       WVI                                                1.99159:1
       AAI                                                2.98739:1
       BAI                                                1.99159:1
       MHBC                                               2.98739:1

    Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

11. PROPOSED MERGER AND INVESTMENT FROM UBA (CONTINUED)

    been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

    The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of the Company's $1 million revolving line of credit through September 30, 1997 (see Note 4); and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan (see Note 5), and (vii) such other customary conditions for transactions of this type.

    Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB.

12. SUBSEQUENT EVENTS

    In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in Note 11. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company and its subsidiaries will obtain the capital needed to sustain operations.

    IMPAIRMENT OF MHBC ASSETS
    Subsequent to December 31, 1996, the management of MHBC decided to sell the operating assets of MHBC. No definitive agreement has been reached, but management has received an offer of approximately $2 million in exchange for all of MHBC's property and equipment at the brewery and assumption of the facility lease. Based on this plan, MHBC has recorded a partial write-down of operating brewery assets to their estimated fair market value. The Company based its analysis on

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

12. SUBSEQUENT EVENTS (CONTINUED)

    Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes standards to identify and measure impairment of long-lived assets. Management's best estimate of this write-down, based on the present offer, is $968,879. In addition, management estimated the cost to dispose of the assets to be $50,000, and this amount is recorded in the financial statements as of December 31, 1996, as part of the reserve for impairment loss. While management searches for potential buyers, MHBC is operating on a limited basis as a contract brewer for a local brewery. Revenues related to contract brewing are not sufficient to cover the fixed costs to operate the brewery. Accordingly, a reserve for losses from operations of the impaired assets in the amount of $288,000 is also recorded as part of the reserve for impairment loss.


WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------------

13. CONSOLIDATING INFORMATION

   The following presents the consolidating balance sheet and statement of operations of the Company.

                                                               WVI CONSOLIDATING BALANCE SHEET
                                                                     DECEMBER 31, 1996
                                  ----------------------------------------------------------------------------------------------
                                                                                                                        WVI
                                      WVI           BAL           AAI          MHBC        NCBCI     ELIMINATIONS   CONSOLIDATED
                                  -----------   ----------    -----------   -----------   ---------  ------------   ------------
   ASSETS
   Cash and cash equivalents      $        --   $    40,954   $    19,218   $    30,320   $      --   $        --   $    90,492
   Accounts receivable                     --        64,349        61,529        85,200          --            --       211,078
   Receivables from affiliates             --                          --            --          --            --            --
   Inventories                             --        23,692       326,178            --          --            --       349,870
   Prepaid and other current
      assets                               --                          --         8,170          --            --         8,170
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
      Total current assets                 --       128,995       406,925       123,690          --            --       659,610

   Property and equipment              63,556       802,798     2,258,392     2,000,000          --                   5,124,746
   Investment in affiliates           300,000            --            --            --          --      (300,000)           --
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

                                  $   363,556   $   931,793   $ 2,665,317   $ 2,123,690   $      --   $  (300,000)  $ 5,784,356
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current portion of long-term
      debt and capital lease
      obligations                 $        --   $        --   $     4,058   $    69,270   $      --   $        --   $    73,328
   Accounts payable                     9,859        36,798       607,570       816,664          --            --     1,470,891
   Accrued liabilities                 59,721        16,780        44,516        15,633      13,000            --       149,650
   Container deposits                      --        19,339        15,583            --          --            --        34,922
   Reserve for impairment loss                                                  338,000                        --       338,000
   Payables to affiliated
      companies (Note 8)           (1,556,471)      291,586       881,012     1,834,547     121,895            --     1,572,569
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
      Total current liabilities    (1,486,891)      364,503     1,552,739     3,074,114     134,895            --     3,639,360

   Long-term debt and capital
      lease obligations                    --            --        57,664       241,224          --            --       298,888
   Deferred rent                           --            --        70,103            --          --            --        70,103
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
         Total liabilities         (1,486,891)      364,503     1,680,506     3,315,338     134,895            --     4,008,351
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

   Minority interest                       --            --            --            --          --       142,585       142,585
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
   Shareholders' equity:
      Common stock                     48,610         2,201         5,332         4,694          --       (12,227)       48,610
      Additional paid-in capital    2,261,734     1,427,982     2,582,553     2,252,274          --    (3,070,831)    5,453,712
      Deficit accumulated during
         development stage           (459,897)     (862,893)   (1,603,074)   (3,448,616)   (134,895)    2,640,473    (3,868,902)
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
                                    1,850,447       567,290       984,811    (1,191,648)   (134,895)     (442,585)    1,633,420
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

                                  $   363,556   $   931,793   $ 2,665,317   $ 2,123,690   $      --   $  (300,000)  $ 5,784,356
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------


WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------------

13. CONSOLIDATING INFORMATION (CONTINUED)

                                                               WVI CONSOLIDATING BALANCE SHEET
                                                                     DECEMBER 31, 1996
                                  ----------------------------------------------------------------------------------------------
                                                                                                                        WVI
                                      WVI           BAL           AAI           MHBC        NCBCI     ELIMINATIONS   CONSOLIDATED
                                  -----------   ----------    -----------   -----------   ---------   ------------   ------------
   Revenues:
      Gross sales                 $        --   $   461,549   $ 1,905,511   $ 1,600,915   $      --   $        --   $ 3,967,975
      Less excise taxes                    --       (41,611)      (81,434)      (85,426)         --            --      (208,471)
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
         Net sales                         --       419,938     1,824,077     1,515,489          --            --     3,759,504

      Management services             266,775            --            --            --          --      (156,975)      109,800
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
                                      266,775       419,938     1,824,077     1,515,489          --      (156,975)    3,869,304
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

   Cost of sales:
      Cost of goods sold                            364,450     1,879,062     1,905,335          --            --     4,148,847
      Management services             266,775            --            --            --          --      (156,975)      109,800
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
                                      266,775       364,450     1,879,062     1,905,335          --      (156,975)    4,258,647
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
   Gross (deficit) margin                  --        55,488       (54,985)     (389,846)         --            --      (389,343)
   Selling, general and
      administrative expenses         247,285       339,766       851,352       790,615          --            --     2,229,018
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

   Income (loss) from operations     (247,285)     (284,278)     (906,337)   (1,180,461)         --            --    (2,618,361)

   Impairment loss                         --            --            --    (1,306,879)         --            --    (1,306,879)
   Interest income (expense)           16,261       (11,606)       (1,498)      (37,958)         --            --       (34,801)
   Other expense                      (86,108)        4,342      (249,871)     (194,974)    103,823            --      (422,788)
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
   Income (loss) before income
      taxes and minority
      interest                       (317,132)     (291,542)   (1,157,706)   (2,720,272)    103,823            --    (4,382,829)

   Income taxes                            --            --            --            --          --            --            --

   Minority interest                       --            --            --            --          --     1,994,216     1,994,216
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------

   Net loss                       $  (317,132)  $  (291,542)  $(1,157,706)  $(2,720,272)  $ 103,823   $ 1,994,216   $(2,388,613)
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------
                                  -----------   -----------   -----------   -----------   ---------   -----------   -----------