Form 10KSB/A
period 1996-12-31
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1997-05-15
CIK 917467

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 1O-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

     Items 6, 7, and 12 of the Annual Report on Form 10-KSB for Willamette Valley, Inc. Microbreweries Across America are hereby amended to read in their entirety as follows:

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

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net revenues:

                                           YEAR ENDED DECEMBER 31,
                                        ----------------------------
                                           1996              1995
                                        ---------         ----------
Gross sales                               102.6%             48.1%
Less excise taxes                           5.4               2.1
                                        ---------         ----------
Net sales of beer and related
products                                   97.2              46.0
Management services to
affiliated companies                        2.8              54.0
                                        ---------         ----------
Net revenues                              100.0             100.0
Cost of beer and related
products sold                             107.2              50.8
Cost of management services
to affiliated companies                     2.8              47.1
                                        ---------         ----------
Total cost of sales                       110.0              97.9
Selling, general and
administrative expenses                    57.6             179.6
Impairment loss                            26.3                --
Write-off of stock offering costs          11.9                --
                                        ---------         ----------
Operating income (loss)                 (105.9)           (177.5)
                                        ---------         ----------
Loss before income taxes
and minority interest                   (111.6)           (163.0)
                                        ---------         ----------
Net loss                                 (63.7)%          (109.9)%


GROSS REVENUES. Brewery revenues of the Company's subsidiaries include sales of beer as well as retail merchandise such as T-shirts and caps. Net revenues from brewery operations and retail products increased 574 percent in 1996, totaling $3,759,504 for the year ended December 31, 1996 compared to $557,714 for the year ended December 31, 1995. The increase is primarily attributable to a full year of revenues in 1996 for Aviator Ales and Mile High Brewing which commenced their brewing operations in the third quarter of 1995 and the addition of the sale of $1,375,000 of beer under the Cooperative Brewing Agreements during 1996. Mile High Brewing ceased normal operations in the fourth quarter of 1996 due to its inability to successfully penetrate its market.

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

COST OF BREWERY REVENUES. The cost of brewery revenues represents 107 percent of net revenues for 1996 and 51 percent for 1995, reflecting the disproportionate cost of production for goods sold during a period when the breweries are operating at less than their maximum designed capacity, as well as start-up costs such as recipe testing. In addition, the margin on beer brewed cooperatively for Nor'Wester under the Cooperative Brewing Agreements is substantially less than the Microbreweries' own products. All of the breweries commenced operations during 1995 and Mile High Brewing ceased production of its own products during the fourth quarter of 1996 and entered into a limited contract brewing agreement.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") totaled $2.23 million and $2.18 million for the years ended December 31, 1996 and 1995, respectively. SG&A reflect management and administrative costs incurred on behalf of the Company and its subsidiaries. The increase in SG&A is primarily a result of increased periods of operations for the Microbreweries and increased shipping costs as the Company's Microbreweries introduced their products into surrounding states. During the third quarter of 1996, the selling and administrative staff was restructured, thus decreasing such expenses during the later part of 1996, partially offsetting the increase.

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

IMPAIRMENT LOSS. Mile High ceased operations in 1996, and subsequent to December 31, 1996, Mile High began looking for opportunities for contract brewing or to dispose of all of its assets. Mile High wrote off the value of its inventory to $0, and wrote down the value of its equipment to $2 million as of December 31, 1996. In addition, Mile High management estimated costs to sell the assets to be $50,000. Accordingly, Mile High has recorded an estimated impairment loss of $1,018,879.

WRITE-OFF OF STOCK OFFERING COSTS. Consists of costs related to the write off of legal and accounting fees related to Aviator's and Mile High's discontinued public offerings.

INTEREST INCOME AND INTEREST EXPENSE. Interest income totaled $33,605 and $185,284 for the years ended December 31, 1996 and 1995, respectively, as a result of interest earned on WVI's consolidated cash balances. Interest expense of $68,406 and $9,300 was incurred during 1996 and 1995, respectively, on the long-term debt for the purchase of land in Woodinville, Washington and for capital equipment lease obligations.

OTHER. Other expenses of $183,316 relate primarily to costs associated with transferring partial ownership of North County Joint Venture, LLC from North Country Brewing Company, Inc. to Nor'Wester.

NET LOSS. Net loss was $2.5 million in 1996 compared to $1.3 million in 1995, as a result of the individual line items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $1.0 million to $90,492 at December 31, 1996 from $1.1 million at December 31, 1995. The $90,492 in cash and cash equivalents at December 31, 1996 is all held by the Company's subsidiaries. Amounts held by each of the Company's subsidiaries have been earmarked for use in developing the respective subsidiary's brewery and are not available for use by the Company in developing new breweries. The decrease is primarily a result of $1.6 million net cash used by operating activities, $398,744 in capital expenditures, plus $995,520 in net cash provided by financing activities which includes $1,072,368 in advances from affiliates.

Advances from affiliates increased $1.1 million to $1.8 million at December 31, 1996 from $700,000 at December 31, 1995. This increase resulted primarily from advances by Nor'Wester to support Aviator Ales and Mile High Brewing, each of which was engaged to cooperatively brew Nor'Wester's beer and each of which reported operating losses for the year ended December 31, 1996.

Working capital decreased to a deficit of $2.9 million at December 31, 1996
from a surplus of $1.4 million at December 31, 1995.   The current ratio
decreased to .18:1 at December 31, 1996 from 3.02:1 at December 31, 1995.

Accounts payable were $1.5 million at December 31, 1996 compared to $406,797 at December 31, 1995. At December 31, 1996 and currently, the Company was past due on $1.1 million and $1.4 million, respectively, of its accounts payable.

The Company has established a reserve of $50,000 at December 31, 1996 for the potential sale and disposition of the assets of Mile High.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           CERTAIN TRANSACTIONS
GENERAL

Each of Nor'Wester, Aviator, Bayhawk and Mile High is affiliated with WVI in that James W. Bernau, WVI's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator (51%), Bayhawk (57%) and Mile High (51%). As a result of certain arrangements between WVI and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of WVI's President's time.

LOANS AND ADVANCES TO AND FROM AFFILIATES

BAYHAWK BRIDGE LOAN. During 1994 and 1995, WVI loaned $1,353,823 to Bayhawk, a subsidiary of WVI, to construct, equip and operate Bayhawk's brewery pending completion of Bayhawk's direct public stock offering completed in December 1995 (the "Bayhawk Bridge Loan"). In 1995 and 1996, Bayhawk repaid $1,103,635 of loan principal. In January 1996, the loan was converted to a promissory note issued to WVI. The note bears interest at 8% beginning on January 1, 1996, provides for payments $4,600 principal and interest per month, and is unsecured. As of December 31, 1996, $250,188 was owed on the note.

MILE HIGH BRIDGE LOAN. During 1995, WVI loaned $800,000 to Mile High, a subsidiary of WVI, to pay for leasehold improvements, purchase capital assets and fund the working capital needs of Mile High's brewery (the "Mile High Bridge Loan"). The Mile High Bridge Loan was to be repaid from the proceeds of Mile High's planned second direct public stock offering which commenced in May 1996 but was terminated in October 1996 as a result of the planned Consolidation and investment by UBA. In October 1996, the loan was converted to an 18 month installment note issued to WVI. The note bears interest at 10%, provides for monthly principal and interest payments of $5,300, and is unsecured. As of December 31, 1996, no payments had been made on the note.

LOANS AND ADVANCES FROM NOR'WESTER. In 1995 and 1996, Nor'Wester loaned and advanced $350,000 to each of Aviator and Mile High for working capital needs and for the purchase of brewing ingredients and raw materials to brew Nor'Wester beer under Nor'Wester's Cooperative Brewing Agreements with Aviator and Mile High entered into as part of the Alliance. In 1996, Nor'Wester also loaned $150,000 to Mile High to help pay for the construction of Mile High's pub. In addition, in 1995 and 1996, in support of the creation and development of the Alliance, Nor'Wester paid certain bills on behalf of WVI, Aviator, Mile High and Bayhawk and provided certain of these companies with services under the General Services Agreement also entered into as part of the Alliance. These advances are unsecured and do not bear interest.

LOANS AND ADVANCES TO AFFILIATES. During 1996, WVI advanced $240,000 to Aviator and $186,364 to Mile High. These loans were made to purchase capital assets and support the working capital needs of Aviator's and Mile

High's respective breweries. In addition, in 1995 and 1996, WVI paid certain bills on behalf of Nor'Wester, Aviator, Mile High and Bayhawk and provided certain of these companies with services under the General Services Agreement also entered into as part of the Alliance. These advances are unsecured and do not bear interest. For a description of the purposes and terms of the Alliance see "Strategic Alliance" below.

PAYMENTS TO AND FROM AFFILIATES. The following table represents net amounts received by WVI from (or paid by WVI to) its affiliates in 1995 and 1996 in connection with the repayment of loans/advances, other than the Bayhawk Bridge Loan, or in payment of services associated with creating and supporting the Alliance:

                                                    AMOUNTS RECEIVED
                                                         (PAID)
                                                 ----------------------
COMPANY NAME                                        1996        1995
------------                                     ----------  ----------
Nor'Wester.....................................  $  146,364  $  507,511
                                                               (516,620)
Aviator........................................      37,000     219,920
Bayhawk........................................      16,565      34,995
Mile High......................................      10,000     257,286
North Country..................................      93,044      62,466
                                                 ----------  ----------
      Total....................................  $  302,973  $  565,558
                                                 ----------  ----------
                                                 ----------  ----------

AMOUNTS OWED TO AND DUE FROM AFFILIATES AT DECEMBER 31, 1996. As a result of the above-described transactions, at December 31, 1996, WVI and its subsidiaries owed the following amounts to Nor'Wester: WVI--$418,821, Aviator--$570,090, Mile High--$703,446, Bayhawk--$72,179. These amounts are unsecured, do not bear interest, are payable on Nor'Wester's demand and are reflected as "payable to affiliated companies" on WVI's balance sheet. Further, as a result of the above-described transactions, other than the Bayhawk Bridge Loan and the Mile High Bridge Loan, at December 31, 1996, WVI was owed the following amounts from its affiliates: Aviator--$276,012, Bayhawk--$7,760, and Mile High--$313,806. These amounts are unsecured, do not bear interest and are payable on WVI's demand. At December 31, 1996, WVI was owed $250,188 by Bayhawk on the Bayhawk Bridge Loan and $800,000 by Mile High on the Mile High Bridge Loan. None of the foregoing amounts are reflected on WVI's balance sheet as they have been eliminated in the process of consolidating the financial statements of WVI and its subsidiaries.

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

The Company was charged $169,425 by Nor'Wester for services under the General Services Agreement during 1996. Amounts charged under the General Services Agreement by the Company to its affiliates and subsidiaries during 1996 are as follows:

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
                                        -------------
                                          $266,775
                                        -------------
                                        -------------


NORTH COUNTRY JOINT VENTURE AGREEMENT AND TERMINATION THEREOF

    On January 1, 1996, Nor'Wester and North Country Brewing, a wholly owned subsidiary of WVI entered into an Operating Agreement which details the respective rights and obligations of the owners in a joint venture to develop, own and operate a brewery in Saratoga Springs, New York (the "North Country Joint Venture"). Nor'Wester's initial contribution to the North Country Joint Venture consisted of (i) $3,500,000 in cash; (ii) deposits toward the purchase of equipment with a value of approximately $500,000;
(iii) use of Nor'Wester's beer recipes pursuant to a licensing agreement between Nor'Wester and the North Country Joint Venture. North Country Brewing's initial contribution consisted of (i) an unsecured, noninterest bearing $2,550,000 promissory note payable by North Country to the North Country Joint Venture on or before the completion of North Country Brewing's planned self underwritten public stock offering or October 1, 1996, whichever occurs first; (ii) use of North Country Brewing's beer recipes pursuant to a licensing agreement between the North Country Joint Venture and North Country Brewing; and (iii) North Country Brewing's brewery development efforts consisting of a business and operating plan for the Saratoga Springs Brewery, a lease agreement for the facility in which the brewery will be established, and a local brand name and imagery. Nor'Wester's and North Country Brewing's capital accounts with the North Country Joint Venture were credited with $4,000,000 and $2,550,000, respectively, upon formation.

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

ARMS-LENGTH TRANSACTIONS

   WVI believes that the Alliance and the transactions set forth above were made on terms no less favorable to WVI than could have been obtained from unaffiliated third parties. All future transactions between WVI and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of WVI's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to WVI than could be obtained from unaffiliated third parties.

SIGNATURES
In accordance with the requirements of the Securities and the Exchange Act of 1934, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 1997                 WILLAMETTE VALLEY, INC. MICROBREWERES
                                        ACROSS AMERICA

                                        By:/s/ JAMES W. BERNAU
                                        James W. Bernau
                                        Chairperson of the Board, President
                                        and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on May 14, 1997:

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

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statement of Shareholders' Equity . . . . . . . . . . . . . .  F-5

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  F-7

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company which has only a limited and unprofitable operating history, has negative working capital of $2,914,247 and has limited access to capital with which to fund future operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to December 31, 1996, the management of Mile High Brewing Company (MHBC), a majority-owned subsidiary of the Company, formalized and approved a plan to sell the operating assets of MHBC or to pursue contract brewing opportunities. Accordingly, the assets have been reported at estimated fair value at December 31, 1996 and management has recorded an impairment loss of $1,018,879 in the accompanying statement of operations for the year ended December 31, 1996. Such factors, among others, raise substantial doubt about its ability to continue as a going concern.

As discussed in Note 12 to the financial statements, the Company and its subsidiaries entered into an investment agreement subsequent to December 31, 1996 to be merged with other affiliated companies and convert their stock into shares of a new publicly traded entity.

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

As discussed in Note 14 to the financial statements, the Company has restated its 1996 financial statements to revise the Company's share of the net losses sustained for the period from January 1, 1996 to September 30, 1996 by North Country Joint Venture, LLC, which was sold by the Company in October 1996 to Nor'Wester Brewing Company, Inc., an affiliated company, and to reduce the impairment loss by the amount of future estimated operating losses included therein relating to a contract brewing arrangement of Mile High Brewing Company, a majority-owned subsidiary of the Company. Such losses will be recorded in 1997 as incurred.




PRICE WATERHOUSE LLP

Portland, Oregon
March 21, 1997, except as to Notes 13 and 14, which are as of March 24, 1997

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                         DECEMBER 31,
                                                                                1996                 1995
                                                                          ---------------     ---------------
                                                                        (RESTATED - NOTE 14)
ASSETS
Current assets:
  Cash and cash equivalents                                               $        90,492     $     1,117,134
  Accounts receivable                                                             211,078             123,026
  Receivables from affiliates (Note 8)                                                  -             198,569
  Inventories (Notes 2 and 11)                                                    349,870             368,656
  Prepaid expenses and other current assets                                         8,170             215,712
                                                                          ---------------     ---------------
        Total current assets                                                      659,610           2,023,097

Property and equipment, net (Notes 3 and 11)                                    5,124,746           5,460,152
Deposits for the purchase of equipment                                                  -              51,000
Other non-current assets                                                                -             161,177
                                                                          ---------------     ---------------
Total assets                                                              $     5,784,356     $     7,695,426
                                                                          ---------------     ---------------
                                                                          ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations (Note 4)                                                  $        73,328     $        19,522
  Accounts payable                                                              1,470,891             406,797
  Accrued liabilities                                                             149,650             220,870
  Container deposits                                                               34,922                   -
  Reserve for impairment loss (Note 11)                                            50,000                   -
  Payable to affiliated companies (Note 8)                                      1,795,066              22,698
                                                                          ---------------     ---------------
     Total current liabilities                                                  3,573,857             669,887

Long-term debt and capital lease obligations (Note 4)                             298,888             108,415
Advance from affiliate (Note 8)                                                         -             700,000
Deferred rent (Note 9)                                                             70,103              91,328
                                                                          ---------------     ---------------
                                                                                3,942,848           1,569,630
                                                                          ---------------     ---------------
Minority interest                                                                 283,706           1,871,191
                                                                          ---------------     ---------------
Commitments (Notes 9, 12 and 13)
Shareholders' equity (Notes 6, 7, 12 and 13):
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 4,860,996 and 4,850,796 shares issued and outstanding              48,610              48,508
  Additional paid-in capital                                                    5,453,712           5,686,386
  Deficit accumulated during development stage                                 (3,944,520)         (1,480,289)
                                                                          ---------------     ---------------
     Total shareholders' equity                                                 1,557,802           4,254,605
                                                                          ---------------     ---------------
Total liabilities and shareholders' equity                                $     5,784,356     $     7,695,426
                                                                          ---------------     ---------------
                                                                          ---------------     ---------------


      The accompanying notes are an integral part of these financial statements.
                                         F-3

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                 CUMULATIVE
                                                                                                AMOUNTS FROM
                                                                                                  INCEPTION
                                                                                                 (DECEMBER 2,
                                                                      YEAR ENDED                   1993) TO
                                                                      DECEMBER 31,               DECEMBER 31,
                                                               1996                1995              1996
                                                          -------------      -------------      --------------
                                                        (RESTATED-NOTE 14)                    (RESTATED-NOTE 14)
Revenues:
  Gross sales of beer and related retail products
    (Notes 8 and 10)                                      $   3,967,975      $     582,908      $   4,594,582
  Less excise taxes                                            (208,471)           (25,194)          (233,665)
                                                          -------------      -------------      -------------
Net sales                                                     3,759,504            557,714          4,360,917

Management services to affiliated companies (Note 8)            109,800            653,776            893,190
                                                          -------------      -------------      -------------
                                                              3,869,304          1,211,490          5,254,107
                                                          -------------      -------------      -------------
Cost of sales:
  Cost of beer and related retail products                    4,148,847            615,518          4,787,853
  Management services to affiliated companies
    (Note 8)                                                    109,800            570,507            799,527
                                                          -------------      -------------      -------------
                                                              4,258,647          1,186,025          5,587,380
                                                          -------------      -------------      -------------
Gross (deficit) margin                                         (389,343)            25,465           (333,273)

Selling, general and administrative expenses (Note 8)         2,229,018          2,176,410          4,715,974
Impairment loss (Note 11)                                     1,018,879                  -          1,018,879
Write-off of stock offering costs (Note 6)                      461,969                  -            461,969
                                                          -------------      -------------      -------------
Loss from operations                                         (4,099,209)        (2,150,945)        (6,530,095)
Interest income (expense)                                       (34,801)           175,984            224,589
Other expense                                                  (183,316)                 -           (183,316)
                                                          -------------      -------------      -------------
Loss before income taxes and minority interest
  in losses of consolidated subsidiary companies             (4,317,326)        (1,974,961)        (6,488,823)

Income taxes (Note 5)                                                 -                  -                  -
                                                          -------------      -------------      -------------
Loss before minority interest in losses of
  consolidated subsidiary companies                          (4,317,326)        (1,974,961)        (6,488,823)
Minority interest in losses of consolidated
  subsidiary companies                                        1,853,095            644,119          2,544,303
                                                          -------------      -------------      -------------

Net loss as a development stage company                   $  (2,464,231)     $  (1,330,842)        (3,944,520)
                                                          -------------      -------------      -------------
                                                          -------------      -------------      -------------

Net loss per common share                                 $       (0.51)     $       (0.27)     $       (1.10)
                                                          -------------      -------------      -------------
                                                          -------------      -------------      -------------

Weighted average number of common shares
  outstanding                                                 4,852,513          4,850,796          3,602,166
                                                          -------------      -------------      -------------
                                                          -------------      -------------      -------------



      The accompanying notes are an integral part of these financial statements.
                                         F-4

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
PERIOD FROM INCEPTION (DECEMBER 2, 1993) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                      ADDITIONAL       COMMON         DURING
                                               COMMON STOCK            PAID-IN         STOCK       DEVELOPMENT
                                          SHARES         AMOUNT        CAPITAL      SUBSCRIPTION      STAGE          TOTAL
                                        -----------   ------------   ------------   ------------   ------------   ------------
Balances, December 2, 1993                        -   $          -   $          -   $          -   $          -   $          -

WVI common stock subscription             3,353,826         33,538         77,573       (111,111)                            -
                                        -----------   ------------   ------------   ------------   ------------   ------------

Balances, December 31, 1993               3,353,826         33,538         77,573       (111,111)             -              -

Proceeds from WVI common stock issuance
  to founders ($0.03 per share)                   -              -              -        111,111              -        111,111

Net proceeds from WVI common stock
  offerings ($1.65 per share)             1,496,970         14,970      2,164,607              -              -      2,179,577

Interest in net proceeds from offerings
  of majority-owned subsidiary company            -              -      2,611,633              -              -      2,611,633

Net loss                                                                                               (149,447)      (149,447)
                                        -----------   ------------   ------------   ------------   ------------   ------------
Balances, December 31, 1994               4,850,796         48,508      4,853,813              -       (149,447)     4,752,874

Interest in net proceeds from offerings
  of majority-owned subsidiary company            -              -        832,573              -              -        832,573

Net loss                                          -              -              -              -     (1,330,842)    (1,330,842)
                                        -----------   ------------   ------------   ------------   ------------   ------------
Balances, December 31, 1995               4,850,796         48,508      5,686,386              -     (1,480,289)     4,254,605

Shares granted to employees                  10,200            102         20,298              -              -         20,400

Decrease in interest in majority-
  owned subsidiary company                        -              -       (252,972)             -              -       (252,972)

Net loss                                          -              -              -              -     (2,464,231)    (2,464,231)
                                        -----------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1996
  (Restated - Note 14)                    4,860,996   $     48,610   $  5,453,712   $          -   $ (3,944,520)  $  1,557,802
                                        -----------   ------------   ------------   ------------   ------------   ------------
                                        -----------   ------------   ------------   ------------   ------------   ------------


      The accompanying notes are an integral part of these financial statements.
                                         F-5

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                      CUMULATIVE
                                                                                                     AMOUNTS FROM
                                                                                                      INCEPTION
                                                                                                     (DECEMBER 2,
                                                                                     YEAR ENDED        1993) TO
                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                   1996                1995               1996
                                                            ---------------     ---------------     ---------------
                                                          (RESTATED - NOTE 14)                    (RESTATED - NOTE 14)
Cash flows from operating activities:
   Net loss                                                 $    (2,464,231)    $    (1,330,842)    $    (3,944,520)
   Minority interest in losses of consolidated
     subsidiary companies                                        (1,853,095)           (644,119)         (2,544,303)
Reconciliation of net loss to net cash used by
  operating activities:
   Depreciation                                                     441,154             217,672             667,863
   Deferred rent                                                     22,152              91,328             113,480
   Impairment loss                                                1,018,879                   -           1,018,879
   Shares of WVI and subsidiary company granted
     to employees                                                    33,782              10,870              44,652
   Changes in assets and liabilities:
      Accounts receivable                                           (88,052)           (119,393)           (211,078)
      Receivables from affiliates                                   198,569            (190,640)                  -
      Other receivables                                                   -              32,813                   -
      Inventories                                                  (167,914)           (343,984)           (536,570)
      Prepaid expenses and other current assets                     207,542            (208,908)             (8,170)
      Accounts payable                                            1,064,094             281,145           1,470,891
      Accrued liabilities and container deposits                    (36,298)             41,859             184,572
                                                            ---------------     ---------------     ---------------
   Net cash used by operating activities                         (1,623,418)         (2,162,199)         (3,744,304)
                                                            ---------------     ---------------     ---------------
Cash flows from investing activities:
   Deposits for equipment                                           (51,000)            (40,000)            (51,000)
   Purchases of property and equipment, net of disposals           (347,744)         (4,524,871)         (5,995,776)
   Purchase of other non-current assets                                   -            (146,583)           (161,172)
                                                               ------------     ---------------     ---------------
Net cash used by investing activities                              (398,744)         (4,711,454)         (6,207,948)
                                                               ------------     ---------------     ---------------
Cash flows from financing activities:
   Increase in advances and other payables to affiliates          1,072,368             722,698           1,795,066
   Principal payments on capital lease obligations                  (76,848)            (11,041)            (87,889)
   Proceeds from WVI and subsidiary company
     stock offerings                                                      -           1,462,443           8,335,567
                                                            ---------------     ---------------     ---------------
Net cash provided by financing activities                           995,520           2,174,100          10,042,744
                                                            ---------------     ---------------     ---------------

Net (decrease) increase in cash and cash equivalents             (1,026,642)         (4,699,553)             90,492
Cash and cash equivalents at beginning of period                  1,117,134           5,816,687                   -
                                                            ---------------     ---------------     ---------------

Cash and cash equivalents at end of period                  $        90,492     $     1,117,134     $        90,492
                                                            ---------------     ---------------     ---------------
                                                            ---------------     ---------------     ---------------


      The accompanying notes are an integral part of these financial statements.
                                         F-6

WILLAMETTE VALLEY, INC. MICROBREWERIES ACROSS AMERICA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

    WVI is a development stage company which has only a limited and unprofitable operating history, has negative working capital of $2,914,247 and has limited access to capital with which to fund future operations. There can be no assurance that WVI or its subsidiaries will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

    Subsequent to December 31, 1996, the Company and its subsidiaries entered into an investment agreement to be merged with its affiliate breweries during 1997 and for all of the Company's common stock and the common stock of its subsidiaries to be converted into shares of a new public company. The Company currently has no source of capital other than the proposed investor discussed in Note 12.

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

    On March 4, 1996, the board of directors of WVI authorized WVI to contribute 2,129,871 of its 4,845,455 shares in AAI to AAI for no consideration in contemplation of a stock offering. AAI has retired these shares. This transaction reduced WVI's ownership in AAI from approximately 65% to approximately 51%.

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

    OTHER NONCURRENT ASSETS
    The Company has capitalized the fees and related legal costs of organization which are included in other noncurrent assets in the accompanying balance sheet. These items were written off in 1996 based on the proposed merger as described in Note 12 as these intangible assets no longer have future value.

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

    REVENUE RECOGNITION
    The Company recognizes revenue upon the shipment of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required. Management service revenues are recorded as provided and are billed on a monthly basis.

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

    FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
    Except as discussed in Note 8 under advances from affiliates, the fair market values of the Company's recorded financial instruments approximate the respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

    LONG-LIVED ASSETS
    Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). Under FAS 121, property is carried at cost unless estimated future undiscounted cash flows from the operation of such property are less than cost in which case the carrying value is reduced to fair value (see Note 11).

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
    The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" in 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company has selected to continue to follow the provisions of APB 25. The impact of adoption has not had a significant effect on the Company's financial position or results of operations (see Note 7).

    RECLASSIFICATIONS
    Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation. These reclassifications have no impact on previously reported results of operations or shareholders' equity.


2.   INVENTORIES

    Inventories consist of:
                                                 DECEMBER 31,
                                           1996            1995
                                       ------------   ------------
         Raw materials                 $    190,114   $     76,042
         Work-in-process                     38,898         71,267
         Finished goods                      76,858        181,974
         Retail inventory                    44,000         39,373
                                       ------------   ------------
                                       $    349,870   $    368,656
                                       ------------   ------------
                                       ------------   ------------

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:
                                               DECEMBER 31,
                                            1996          1995
                                       ------------   ------------
    Land and improvements              $  2,480,139   $  2,196,516
    Brewery equipment                     3,838,112      3,112,557
    Office furniture and equipment          166,267        313,756
    Vehicles                                 40,740         41,223
    Construction in progress                 53,460         20,175
                                       ------------   ------------
                                          6,578,718      5,684,227

    Less accumulated depreciation          (621,731)      (224,075)
    Impairment loss                        (832,241)             -
                                       ------------   ------------

                                       $  5,124,746   $  5,460,152
                                       ------------   ------------
                                       ------------   ------------

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

    Future minimum payments under the Company's capital lease obligations are as follows:

                          PRINCIPAL       INTEREST        TOTAL
                        ------------   ------------   ------------
         1997           $     73,328   $     31,660   $    104,988
         1998                 78,153         23,280        101,433
         1999                 83,539         14,538         98,077
         2000                 87,196          5,227         92,423
                        ------------   ------------   ------------
                        $    322,216   $     74,705   $    396,921
                        ------------   ------------   ------------
                        ------------   ------------   ------------

5.  INCOME TAXES

    Pre-tax loss was attributable to operations entirely within the United States. For the periods ended December 31, 1996 and 1995, there were no current or deferred provisions for income taxes.

    The benefit for income taxes differs from the amount of income taxes determined by applying the U.S. statutory graduated federal rate due to the following:

                                                   YEAR ENDED DECEMBER 31,
                                                    1996           1995
                                                   ------         ------
         Statutory graduated federal rate           34.0%          34.0%
         State taxes, net of federal benefit         4.4            4.4
         Reserve of net deferred tax asset         (38.4)         (38.4)
                                                   ------         ------
                                                      - %            - %
                                                   ------         ------
                                                   ------         ------

    Deferred tax assets (liabilities) consist of:

                                                                         DECEMBER 31,
                                                                     1996           1995
                                                                ------------   ------------
         Federal and state net operating loss carryforwards     $  3,705,000   $    704,000
         Expenses not currently deductible                           468,000         28,000
         Fixed assets                                               (175,000)       (70,000)
         Deferred tax asset valuation allowance                   (3,998,000)      (662,000)
                                                                ------------   ------------
                                                                $          -   $          -
                                                                ------------   ------------
                                                                ------------   ------------


    As of December 31, 1996, WVI and its subsidiaries had net operating loss carryforwards aggregating approximately $6 million for federal and state purposes, which may be used to offset future taxable income, if any. However, based on the estimated current fair market value of each entity included in the proposed consolidation (see Note 13) the net loss carryforward may be limited.


6.  SHAREHOLDERS' EQUITY

    WVI is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. In December 1993, WVI received $111,111 in stock subscriptions from its founding shareholders in exchange for 3,353,826 shares of unregistered common stock. The cash was received in 1994.

    In connection with WVI's initial stock offering under Oregon securities laws, WVI agreed to place in escrow 3,353,826 of its shares of common stock. These shares will be released from escrow to WVI's founders when WVI satisfies one or more certain earnings requirements or establishes a bona fide over-the-counter trading market for its common stock and maintains a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 3,353,826 shares shall remain in escrow until unconditionally released in 25% increments on October 31, 2000, 2001, 2002, and 2003. The shares, while in escrow, entitle WVI's founders to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation. Based on the ownership change anticipated by management described in Note 12, the shares will not be released from escrow, and all shares will be converted to shares of the new Company.

    During 1994, WVI sold 1,496,970 shares of its common stock at $1.65 per share pursuant to a Regulation A public offering filed with the U.S. Securities and Exchange Commission (SEC). Cash proceeds from this offering, net of offering expenses of $290,424, aggregated $2,179,577 during 1994.

    During 1996 AAI and MHBC attempted their second direct public offerings to sell common stock. The offerings have failed to raise the minimum escrow amounts, and AAI is no longer soliciting investors, and MHBC has elected to terminate its offering and return funds held in escrow to investors. Accordingly, the costs of $461,969 related to these offerings have been expensed in the current year.


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

    During 1994, the Company granted a total of 125,000 options under the Plan at an exercise price of $1.65 per share which approximated fair market value at the date of grant.

    During 1995, 122,500 options were granted under the plan at an exercise price of $2.00 per share which approximated fair market value at the date of grant. These options vest ratably over ten years. Of these, 41,500 were subsequently canceled. In 1996, an additional 70,000 options were granted at an exercise price of $1.95, which approximates fair market value at the date of grant. Of these, 15,000 and 40,000 options vest ratably over ten and five years, respectively, beginning one year after the date of grant. The remaining 15,000 options were subsequently canceled. As of December 31, 1996, there were no options exercised, vested options were 18,000, and options outstanding were 185,000.

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

    Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 12.

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

    RELATED PARTY TRANSACTIONS
    From January through June of 1994, WVV provided the Company with management services on a cost-plus-fee basis. These services consisted of accounting, marketing, administrative, and stock transfer services. The cost of such services aggregated approximately $77,000, of which approximately $4,000 was included in 1994 selling, general and administrative expenses, and approximately $73,000 was charged directly to additional paid-in capital as a component of stock offering cost. Beginning in July 1994, such management services were performed by WVI's employees. From July through December 1994, and for the year ended December 31, 1995, WVI charged WVV and Nor'Wester for these services on a cost-plus basis. The revenues and costs related to these services are shown separately as management services in the accompanying consolidated statement of operations. In 1996, WVI began contracting for certain management services under a general services agreement between WVI, WVV and Nor'Wester.

    In September 1995, MHBC paid for certain brewing equipment which was ultimately sold to Nor'Wester for approximately $53,000. As a result of this transaction, MHBC was owed approximately $52,000 from Nor'Wester at December 31, 1995.

    STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
    In December 1995, WVI's subsidiaries entered into a Strategic Alliance (the "Alliance") with Nor'Wester. Nor'Wester, AAI, MHBC, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and AAI, MHBC, and BAI are collectively referred to as the "Cooperative Brewers" and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewers' network of distributors. The terms of the Strategic Alliance Agreement and the Cooperative Brewing Agreements are four years, unless earlier terminated under limited circumstances, which include material breach in the case of the Cooperative Brewing Agreements. The Agreements are subject to renewal. Pricing for the purchase of beer produced under the Cooperative Brewing Agreement is at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Nor'Wester Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance member's beer. With the consent of all Alliance members, additional parties may be added to the Alliance.

    Under the terms of the Cooperative Brewing Agreements, the Company's subsidiaries will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. Each Cooperative Brewer's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

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

    Cooperative brewing revenues totaled $1,375,000, which is 36% of the Company's net revenues. Because of the pricing terms surrounding cooperative brewing discussed above and the fact that the Company's costs to produce beer were higher than Nor'Wester's costs to produce beer, cooperative brewing sales resulted in significant negative gross margins for the Company. In addition, a significant portion of the beer brewed by the Company and sold to Nor'Wester was determined to be unusable. Subsequent to December 31, 1996, the cooperative brewing agreement was canceled with the consent of all Alliance members.

    ADVANCES FROM AFFILIATES
    In connection with the Cooperative Brewing Agreement with Nor'Wester described above, Nor'Wester advanced $250,000 each to AAI and MHBC in December 1995 for the purchase of ingredients and packaging materials for the subsidiaries' initial production of Nor'Wester's products. These advances are unsecured and do not bear interest. In 1996, Nor'Wester advanced an additional $100,000 and $250,000 respectively, to AAI and MHBC. An additional $50,000 was advanced directly to WVI. Because management plans to merge the Company into a new Company (see Note 12), management believes these advances will be paid partially in 1997, and the remainder will be considered in the conversions of the companies' shares into shares of the new Company expected to be formed.

    These advances remain outstanding as a current payable although the cooperative brewing agreement has been terminated. Because these advances will eventually be eliminated when the proposed merger occurs, as discussed in Notes 12 and 13, these advances have been classified as current at December 31, 1996.


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

    The Companies have entered into operating lease arrangements for equipment and facilities. Approximate future minimum lease payments are as follows:

          YEAR ENDING
         DECEMBER 31,
         -------------
           1997                                  $       260,000
           1998                                          264,000
           1999                                          269,000
           2000                                          276,000
           2001                                          293,000
           Thereafter                                  3,630,000
                                                 ---------------
                                                 $     4,992,000
                                                 ---------------
                                                 ---------------

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

    In addition, due to the nature of the industry the Company operates in, the Company is exposed to certain hazards and liability risks resulting from brewery operations which could impact the Company negatively.


10. SIGNIFICANT CUSTOMERS

    Virtually all of the Company's products are sold in the states of Colorado, Washington, and California. Sales to distributors in the Pacific Northwest were 21% of gross beer sales in 1996. Sales to the Company's two largest customers (excluding cooperative brewing) for the years ended December 31, 1996 and 1995 totaled 25% and 42%, respectively.


11. IMPAIRMENT OF MHBC ASSETS

    Subsequent to December 31, 1996, the management of MHBC developed a plan to sell all of the operating assets of MHBC or to pursue contract brewing opportunities. Accordingly, and pursuant to SFAS 121, such assets were reduced to their estimated fair value as of December 31, 1996.
    Management's estimate of this write-down of approximately $969,000 is based on a pending offer from an unaffiliated buyer. In addition, management estimates the cost to dispose of the assets to be approximately $50,000, and this amount is recorded in the financial statements as of December 31, 1996 as part of the impairment loss. While management searches for other potential buyers, MHBC is operating on a limited basis as a contract brewer for a local brewery and is looking for other contract brewing opportunities. No definitive agreement has been reached, but management has received an offer of approximately $2 million in exchange for all of MHBC's property and equipment at the brewery and assumption of the facility lease.

12. PROPOSED MERGER AND INVESTMENT FROM UBA

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

           COMPANY                                EXCHANGE RATIO
         ----------                               --------------
         Nor'Wester                                          1:1
         WVI                                           1.99159:1
         AAI                                           2.98739:1
         BAI                                           1.99159:1
         MHBC                                          2.98739:1

    Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB (see Note 13).

    The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, and (vi) such other customary conditions for transactions of this type.

    Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB (see Note 13).

13. SUBSEQUENT EVENTS

    In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
    Note 12. The renegotiation will reflect a significantly lower valuation and a change in the exchange ratios for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company and its subsidiaries will obtain the capital needed to sustain operations.


14. RESTATEMENT OF FINANCIAL STATEMENTS

    The accompanying 1996 consolidated financial statements have been restated to revise the Company's share of the net losses sustained for the period from January 1 to September 30, 1996 by North Country Joint Venture, LLC, which was sold by the Company in October 1996 to Nor'Wester, an affiliated company.

    In addition, the accompanying 1996 consolidated financial statements have been restated to reduce the impairment loss by the amount of future estimated operating losses initially included therein relating to a contract brewing arrangement of MHBC. Such losses will be recorded by MHBC in 1997 as incurred. The effects of these restatements on the consolidated financial statements are summarized below:

                                                           AS OF AND FOR THE YEAR ENDED
                                                                 DECEMBER 31, 1996
                                                           AS PREVIOUSLY
                                                              REPORTED     AS RESTATED
                                                           -------------  -------------
         Consolidated balance sheet:
              Reserve for impairment loss                  $     338,000  $      50,000
              Payables to affiliated companies                 1,572,569      1,795,066
              Minority interest                                  142,585        283,706
              Deficit accumulated during the
                development stage                             (3,868,902)    (3,944,520)

         Consolidated statement of operations:
              Impairment loss                                  1,306,879      1,018,879
              Other expense                                     (422,788)      (183,316)
              Minority interest in losses of consolidated
                subsidiary companies                           1,944,216      1,853,095
              Net loss                                        (2,388,613)    (2,464,231)
              Net loss per share                                   (0.49)         (0.51)


15. CONSOLIDATING INFORMATION

    The following presents the consolidating balance sheet and statement of operations of the Company.

                                                                WVI CONSOLIDATING BALANCE SHEET
                                                                     DECEMBER 31, 1996
                             ------------------------------------------------------------------------------------------------
                                                                    (RESTATED - NOTE 14)
                                                                                                                     WVI
                                  WVI           BAI          AAI           MHBC          NCBCI     ELIMINATIONS  CONSOLIDATED
                             -----------   -----------   -----------   -----------   -----------   ------------  ------------
ASSETS
Cash and cash equivalents    $         -   $    40,954   $    19,218   $    30,320   $         -   $         -   $    90,492
Accounts receivable                    -        64,349        61,529        85,200             -             -       211,078
Receivables from affiliates            -             -             -             -             -             -             -
Inventories                            -        23,692       326,178             -             -             -       349,870
Prepaid and other
  current assets                       -             -             -         8,170             -             -         8,170
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total current assets                   -       128,995       406,925       123,690             -             -       659,610

Property and equipment, net       63,556       802,798     2,258,392     2,000,000             -                   5,124,746
Investment in affiliates         300,000             -             -             -             -      (300,000)            -
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                             $   363,556   $   931,793   $ 2,665,317   $ 2,123,690   $         -   $  (300,000)  $ 5,784,356
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current portion of long-
  term debt and capital
  lease obligations          $         -   $         -   $     4,058   $    69,270   $         -   $         -   $    73,328
Accounts payable                   9,859        36,798       607,570       816,664             -             -     1,470,891
Accrued liabilities               59,721        16,780        44,516        15,633        13,000             -       149,650
Container deposits                     -        19,339        15,583             -             -             -        34,922
Impairment loss                                      -                      50,000                           -        50,000
Payables to affiliated
  companies                   (1,333,974)      291,586       881,012     1,834,547       121,895             -     1,795,066
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Total current liabilities  (1,264,394)      364,503     1,552,739     2,786,114       134,895             -     3,573,857

Long-term debt and capital
  lease obligations                    -             -        57,664       241,224             -             -       298,888
Deferred rent                          -             -        70,103             -             -             -        70,103
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total liabilities             (1,264,394)      364,503     1,680,506     3,027,338       134,895             -     3,942,848
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Minority interest                      -             -             -             -             -       283,706       283,706
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Shareholders' equity:
Common stock                      48,610         2,201         5,332         4,694             -       (12,227)       48,610
Additional paid-in capital     2,261,734     1,427,982     2,582,553     2,252,274             -    (3,070,831)    5,453,712
Deficit accumulated during
  development stage             (682,394)     (862,893)   (1,603,074)   (3,160,616)     (134,895)    2,499,352    (3,944,520)
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                               1,627,950       567,290       984,811      (903,648)     (134,895)     (583,706)    1,557,802
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                             $   363,556   $   931,793   $ 2,665,317   $ 2,123,690   $         -   $  (300,000)  $ 5,784,356
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------

                                                        WVI CONSOLIDATING STATEMENT OF OPERATIONS
                                                                YEAR ENDED DECEMBER 31, 1996
                             ------------------------------------------------------------------------------------------------
                                                                   (RESTATED - NOTE 14)
                                                                                                                     WVI
                                 WVI           BAI           AAI          MHBC          NCBCI      ELIMINATIONS  CONSOLIDATED
                             -----------   -----------   -----------   -----------   -----------   ------------  ------------
Revenues:
  Gross sales                $         -   $   461,549   $ 1,905,511   $ 1,600,915   $         -   $             $ 3,967,975
  Less excise taxes                    -       (41,611)      (81,434)      (85,426)            -                    (208,471)
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Net sales                         -       419,938     1,824,077     1,515,489             -                   3,759,504

  Management services            266,775             -             -             -             -      (156,975)      109,800
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                 266,775       419,938     1,824,077     1,515,489             -      (156,975)    3,869,304
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------

Cost of sales:
  Cost of goods sold                           364,450     1,879,062     1,905,335             -                   4,148,847
  Management services            266,775             -             -             -             -      (156,975)      109,800
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                 266,775       364,450     1,879,062     1,905,335             -      (156,975)    4,258,647
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Gross (deficit) margin                 -        55,488       (54,985)     (389,846)            -             -      (389,343)

Selling, general and
  administrative expenses        247,285       339,766       851,352       790,615             -                   2,229,018
Impairment loss                        -             -             -     1,018,879             -             -     1,018,879
Write-off of stock offering
  costs                                -             -       249,871       212,098             -             -       461,969
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) from operations   (247,285)     (284,278)   (1,156,208)   (2,411,438)            -             -    (4,099,209)

Interest income (expense)         16,261       (11,606)       (1,498)      (37,958)            -                     (34,801)
Other expense                   (308,605)        4,342             -        17,124       103,823                    (183,316)
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes and minority interest   (539,629)     (291,542)   (1,157,706)   (2,432,272)      103,823             -    (4,317,326)

Income taxes                           -             -             -             -             -             -             -

Minority interest                      -             -             -             -             -     1,853,095     1,853,095
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
  Net loss                   $  (539,629)  $  (291,542)  $(1,157,706)  $(2,432,272)  $   103,823   $ 1,853,095   $(2,464,231)
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
