Form 10QSB
period 1996-09-30
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1997-06-20
CIK 917467

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                   ________________________________

                             FORM 10-QSB
                   ________________________________

          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the Quarter Ended September 30, 1996

                  Commission File Number 0-25986

                      WILLAMETTE VALLEY, INC.
                   Microbreweries across America

         (Exact name of registrant as specified in charter)

              Oregon                      93-1131247
(State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)     Identification Number)


                   ________________________________


                         66 SE Morrison Street
                          Portland, OR  97214
                             (503) 231-7616

              (Address, including Zip code, and telephone
               number, including area code, of registrant's
                        principal executive offices)

                   ________________________________

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
[ X ] YES       [  ] NO



Transitional Small Business Issuer Disclosure Format:
[   ] YES       [ X] NO


Number of shares of common stock outstanding as of September 30, 1996 4,850,796 shares, $.01 par value

                      WILLAMETTE VALLEY, INC.
                   Microbreweries across America

                        INDEX TO FORM 10-Q


Part I - Financial Information

 Item 1 -- Financial Statements

  Consolidated Balance Sheet - September 30, 1996 and
   December 31, 1995. . . . . . . . . . . . . . . . . . . 3

  Consolidated Statement of Operations - Three Months
   and Nine Months Ended September 30, 1996 and 1995 . .  4

  Consolidated Statement of Cash Flows - Nine Months
   Ended September 30, 1996 and 1995 . . . . . . . . . .  5

  Notes to Consolidated Financial Statements . . . . . .  6

 Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . .  9

Part II - Other Information

 Item 6 -- Exhibits and Reports on Form 8-K . . . . . .  11

 Signatures . . . . . . . . . . . . . . . . . . . . . .  12




                      WILLAMETTE VALLEY, INC.
                   Microbreweries Across America
                   (A Development Stage Company)

                     Consolidated Balance Sheet

                      September 30,
                          1996                                 December 31,
ASSETS                 (unaudited)                                  1995
                      -------------                            ------------
Current assets:
  Cash and cash
   equivalents        $     172,681                            $ 1,117,134
  Trade accounts
   receivable               467,484                                119,393
  Receivable from
   affiliated companies       8,693                                198,569
  Inventories               783,944                                368,656
  Other current assets      194,930                                219,345
                      -------------                            ------------

Total current assets      1,627,732                              2,023,097
                      =============                            ============
Deposits                          -                                 51,000
  Property and
   equipment, net         5,944,524                              5,460,152
  Investment in
   joint venture          2,327,106                                      -
  Other non-current
   assets                    44,459                                161,177
                      -------------                            ------------

Total assets          $   9,943,821                            $ 7,695,426
                      =============                            ============

LIABILITIES AND
 SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable    $   1,276,356                            $   406,797
  Accrued liabilities       542,112                                312,198
  Payable to affiliated
   companies                891,770                                 22,698
  Note payable to
   joint venture          2,550,000                                      -
  Current portion of
   long-term debt            71,340                                 19,522
                      -------------                            ------------

  Total current
   liabilities            5,331,578                                761,215
                      =============                            ============

Long-term debt              352,300                                108,415
  Advances from
   affiliated company       575,000                                700,000
  Deferred Rent             127,362                                      -
                      -------------                            ------------

  Total liabilities       6,386,240                              1,569,630
                      =============                            ============

Minority interest         1,040,593                              1,871,191
                      =============                            ============
Shareholders' equity:
  Common stock, $.01 par
   value - 10,000,000        48,508                                 48,508
   shares authorized,
   4,850,796 shares issued
   outstanding
  Additional paid-in
   capital                5,621,701                              5,686,386
  Deficit accumulated
   during development
   stage                 (3,153,221)                            (1,480,289)
                      -------------                            ------------
Total shareholders'
 equity                   2,516,988                              4,254,605
                      -------------                            ------------
Total liabilities
 and shareholders'
 equity                $  9,943,821                           $  7,695,426
                      =============                            ============



                      WILLAMETTE VALLEY, INC.
                   Microbreweries Across America
                   (A Development Stage Company)

                Consolidated Statement of Operations
                             (Unaudited)


                         Three Months Ended      Nine Months Ended
                            September 30,              June 30,
                       1996             1995     1996             1995
                   ----------      ----------  ----------       ----------
Revenues:
  Gross sales      $1,849,051      $  123,877  $3,402,548       $  186,238
  Less: excise
   taxes               60,604           9,023     173,320           15,141
                   ----------      ----------  ----------       ----------
  Net sales         1,788,447         114,854   3,229,228          171,097
  Management
   services             9,144         141,647      60,144          523,545
                   ----------      ----------  ----------       ----------
                    1,797,591         256,501   3,289,372          694,642
                   ==========      ==========  ==========       ==========

  Cost of beer
   and related
   products         1,599,919         133,933   3,268,867          195,013
  Cost of
   Management
   services             9,144         121,105      60,144          489,625
                   ----------      ----------  ----------       ----------
                    1,609,063         255,038   3,329,011          684,638
                   ==========      ==========  ==========       ==========
  Gross profit
  (deficit)           188,528           1,463     (39,639)          10,004

  Selling, general
   and administrative
   expenses           493,580         650,454   1,849,465        1,448,253
                   ----------      ----------  ----------       ----------
  Loss from
   operations        (305,052)       (648,991) (1,889,104)      (1,438,249)

  Other income
   (expense),
   net               (656,548)         33,963    (451,153)         169,377
                   ----------      ----------  -----------      ----------
  Income (loss)
   before minority
   interest and
   joint venture     (961,600)       (615,028) (2,340,257)      (1,268,872)
                   ----------      ----------  -----------      ----------
  Loss from
   joint venture     (128,425)              -    (222,894)               -

  Income (loss)
   before minority
   interest        (1,090,025)       (615,028) (2,563,151)      (1,268,872)

  Minority interest   362,766         217,455     890,219          338,077
                   ----------      ----------  ----------       ----------
  Net Income
  (loss)           $ (727,259)     $ (397,573) $(1,672,932)     $ (930,795)
                   ==========      ==========  ===========      ===========
  Net loss per
   common share    $    (0.15)     $    (0.08) $     (0.34)     $    (0.19)
                   ==========      ==========  ===========      ===========
  Weighted average
   number of
   common shares
   outstanding      4,850,796       4,850,796    4,850,796       4,850,796
                   ==========      ==========  ===========      ===========



                      WILLAMETTE VALLEY, INC.
                   Microbreweries Across America
                   (A Development Stage Company)

               Consolidated Statement of Cash Flows
                            (Unaudited)

                                      Nine Months Ended September 30,
                                           1996              1995
                                      --------------    --------------
Cash flows from operating
 activities:
  Net loss                             (1,672,932)            (930,795)
  Minority interest in
   losses of consolidated
   subsidiaries                          (890,219)             186,486
  Equity in losses of joint venture       222,894                    -
  Reconciliation of net loss
   to net cash used by
   operating activities:
   Depreciation and amortization          269,532               51,003
   Changes in assets and liabilities:
    Trade accounts receivable            (348,091)             (68,464)
    Receivable from affiliates            189,876              (56,449)
    Inventories                          (415,288)            (222,555)
    Prepaids expenses and
     other current assets                  24,415              (39,359)
    Other non-current assets              116,718              (10,190)
    Accounts payable                      869,559              340,227
    Accrued liabilities                   229,914               97,653
    Payables to affiliated company        869,072                    -
                                      --------------    --------------
  Net cash used for
   operating activities                  (534,550)            (651,625)

Cash flows from investing activities
  Disposition of property
   and equipment                          326,569             (168,228)
  Purchases of property
   and equipment                         (683,473)          (4,069,098)
                                      --------------    --------------
  Net cash used for
   investing activities                  (356,904)          (4,238,144)

Cash flows from financing activities:
  Payments on advances from
   affiliated companies                  (125,000)                   -
  Deferred stock offering costs                 -             (106,566)
  Net proceeds from stock offerings        (4,263)             817,743
  Deferred rent                           127,362                    -
  Payments on long-term debt              (51,098)              50,658
                                      --------------    --------------
  Net cash provided by
   financing activities                   (52,999)             761,835
                                      --------------    --------------
Net increase (decrease) in
 cash and cash equivalents               (944,453)          (4,127,934)

Cash and cash equivalents:
  Beginning of period                   1,117,134            5,816,687
                                      --------------    --------------
  End of period                           172,681            1,688,753
                                       ==============    ==============








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

During 1994, WVI successfully completed an initial public offering of its common stock and since then has formed four subsidiaries, Aviator Ales, Inc. ("AAI" - a microbrewery located in Woodinville, Washington), Mile High Brewing Company ("MHBC" - a microbrewery located in Denver, Colorado), Bayhawk Ales, Inc. ("BAI" - a microbrewery located in Irvine, California), and North Country Brewery, Inc. ("NCBI" - a company formed to establish a joint venture with Nor'Wester Brewing Company, Inc., an affiliated company, to develop, own and operate a microbrewery located in Saratoga Springs, New
York). AAI, MHBC, and BAI have successfully completed initial public offerings of their common stock. BAI began its brewing operations in January 1995. AAI and MHBC were completed later in the year and began brewing beer in the third quarter of 1995. The Saratoga Springs began brewing operations in the third quarter of 1996.

WVI is a development stage enterprise with limited operating history which consists only of developmental activities for its subsidiary microbreweries, providing management services to its subsidiaries and to other affiliated companies including Nor'Wester Brewing Company, Inc. ("Nor'Wester"- a regional craft brewery located in Portland, Oregon) and Willamette Valley Vineyards, Inc. which operates a vineyard and winery near Salem, Oregon.

The Company has provided management services to its subsidiaries and to other affiliated companies. These services included accounting, (payroll, accounts receivable, accounts payable, financial statements and audit support), human resources, safety, purchasing, quality assurance, management oversight and regulatory reporting. WVI also provided sales and marketing services. Beginning in 1996, the Company has entered into a General Services Agreement with Nor'Wester whereby the Company has contracted with Nor'Wester to provide certain of these services.

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



                    WILLAMETTE VALLEY, INC.
                 Microbreweries across America

           NOTES TO FINANCIAL STATEMENTS (Continued)


Statement of Cash Flows

During the first half of 1996, the Company's subsidiary, MHBC acquired $346,000 of equipment under capital lease obligations (see "Long-Term Debt"). In addition, the Company's wholly-owned subsidiary, NCBI, acquired an interest in a joint venture and financed the acquisition with a short-term note payable to the joint venture (see "Joint Venture Agreement"). NCBI also transferred assets to the joint venture for no consideration. These non-cash transactions have been excluded from the accompanying statement of cash flows.

Inventories

Inventories consist of the following:

                  September 30,                 December 31,
                      1996                          1995
                  _____________                 ____________

Raw Materials     $     279,816                 $    76,042
Work-in-process         139,123                      71,267
Finished Goods          238,687                     181,974
Retail Products         126,318                      39,373
                   ____________                 ____________

                  $     783,944                 $   368,656
                   ============                 ============

Property and Equipment

Property and Equipment consists of the following:

                  September 30,                 December 31,
                       1996                         1995
                  _____________                 ____________

Land and
 improvements     $      98,455                $     98,455
Leasehold
 improvements         2,316,614                   2,021,875
Brewery equipment     3,736,887                   3,188,742
Office furniture
 and equipment          212,326                     313,757
Vehicles                 41,223                      41,223
Construction
 in progress             32,626                      20,175
                      __________                  __________
                      6,438,131                   5,684,227

Less accumulated
 depreciation          (493,607)                   (224,075)
                      __________                  __________

                     $5,944,524                  $5,460,152
                     ===========                 ===========
Long Term Debt

On January 5, 1996, the Company's subsidiary, MHBC, entered into a capital lease to acquire a bottling line. The capital lease obligation of $346,000 requires regular monthly payment of approximately $7,500, including principal and interest at 11% and expires in the year 2000.



                    WILLAMETTE VALLEY, INC.
                 Microbreweries across America

            NOTES TO FINANCIAL STATEMENTS (Continued)

Income Taxes

No benefit for income taxes was recognized for the periods ended September 30, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefit could be realized. Accumulated net operating loss carryforwards at September 30, 1996 and December 31, 1995 were approximately $4,010,932 and $2,338,000, respectively.

Related Party Transactions

For the three months ended September 30, 1996, the Company provided certain management and administrative services, including operational oversight and
human resources, to affiliated companies, charging a total of   $9,144.
Beginning in 1996, the Company has contracted with Nor'Wester to provide accounting and sales management services to the Company and its subsidiaries totaling $157,083, and with Willamette Valley Vineyards, Inc., an affiliated company, to provide stock transfer and sales support services at a cost totaling $16,950 for the same period.

To further promote and support the brand presence of Nor'Wester's hand-crafted ales in Denver, Colorado, the Board of Directors of Nor'Wester authorized a loan of $250,000 to MHBC to be used in the construction of a Public Brew House adjacent to MHBC's brewing facility. The entire amount was advanced during the third quarter.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. Founder shares held in escrow are included in the weighted average number of common shares outstanding. Common stock equivalents are excluded from the loss per share calculation as their effect is antidilutive.

Common Stock Offerings

In May 1996, MHBC commenced a registered public stock offering to sell up to 1,053,000 shares of its Common Stock at a proposed offering price of $1.85 per share. In June 1996, AAI commenced a registered public stock offering to sell up to 820,000 shares of its Common Stock at a proposed offering price of $1.85 per share. MHBC has decided to terminate its offering and return all funds held in escrow, together with interest, to the prospective investors. It is expected that AAI will may do so as well.


                    WILLAMETTE VALLEY, INC.
                 Microbreweries across America

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, and other risks detailed below and in the Company's Securities and Exchange Commission filings, including the Company's periodic reports as well as Registration Statements and periodic reports filed by its partially owned subsidiaries--Aviator Ales, Inc., Mile High Brewing Company, Bayhawk Ales, Inc. and North Country Brewing Company, Inc.

Results of Operations

Net sales include revenues from the sale of beer as well as the sale of retail merchandise such as T-shirts and caps. Net revenues from brewery operations and retail products totaled $1,788,447 and $3,229,228 for the three months and nine months ended September 30, 1996, respectively. This represents an increase in sales of 1,457% and 1,787%, respectively for the same period in 1995. The increase is attributable to the fact that AAI and MHBC only commenced their brewing operations during the third quarter of 1995. Over the last twelve months, AAI has continued to build their distribution channels, increasing its market share while MHBC and BAI have struggled to penetrate their respective. Sales of beer produced under the Cooperative Brewing Agreement were $876,673, or 49% of total sales, and $1,279,749, or 40% of total sales, for the three months and nine months ended September 30, 1996, respectively. The cost of brewery revenues as a percentage of net revenues is 89% and 101% for the three months and nine months ended September 30, 1996, reflecting the disproportionate cost of production for goods sold during a period when the breweries are operating at less than their capacity, as well as start-up production costs such as recipe testing. In addition, the margin on beer brewed cooperatively for alliance members is substantially less than the Company's own products thereby increasing the cost of sales as a percentage of net revenues. Cost of sales as a percentage of net revenues for the comparable period in the prior year was 117% and 114% of brewery revenues.

Fees for management services charged to the Company and its subsidiaries by Nor'Wester Brewing Company totaled $49,758 and $114,083 for the three months and nine months ended September 30, 1996, respectively, and are included in the selling, general and administrative expenses in the accompanying statement of operations. The Company continued to provide selected services to affiliates at the Company's cost. Income for such services totaled $8,859 and $42,084 for the three months and nine months ended September 30, 1996, respectively, and was offset against the cost of such services in selling, general and administrative services in the accompanying statement of operations.

Selling, General and Administrative expenses for the three months and nine months ended September 30, 1996 totaled $493,580 and $1,849,465, respectively. The selling, general and administrative expenses for the comparable period in 1995 were $650,454 and 1,448,253. These costs have increased as the number of companies for which the services are provided has grown from three to four. Additionally, all but one of the Company's subsidiaries commenced operations during 1995 requiring additional management and administrative support. During the third quarter in 1996, WVI and its subsidiaries restructured their selling and administrative staff, thus decreasing the respective expenses for that period.

Other Income and Expense represents the interest earned on the Company's cash balances, interest expense on the long-term debt for the purchase of land in Woodinville, Washington and on the capital lease for the bottling line in Denver, Colorado.


                    WILLAMETTE VALLEY, INC.
                 Microbreweries across America

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


As discussed in the Liquidity and Capital Resources section following, a significant investor has signed a non-binding letter of intent to provide equity capital and bridge financing for WVI and its subsidiaries upon a consolidation of the entities. As such, MHBC and AAI took a one-time charge for legal and other deferred stock offering costs totaling $419,022 in the three months ended September 30, 1996, with the intent of terminating both stock offerings.


Liquidity and Capital Resources

The Company's cash and cash equivalents are $172,681 in aggregate, held by its subsidiaries at September 30, 1996. Amounts held by each of the Company's subsidiaries have been earmarked for use in developing the respective subsidiary's brewery and are not available for use by WVI in developing new business. For the nine months ended September 30, 1996, cash and cash equivalents decreased $1,672,932. Primary use of funds were the net loss before minority interest of $2,563,151, property and equipment purchases totaling $683,473, an increase in trade accounts receivable of $348,091, an increase in inventories of $415,288, a decrease in cash advances from affiliates of $125,000, and payments on long-term debt of $51,098. Primary sources of funds were a decrease in receivable from affiliates $189,876, a decrease in prepaid expenses and other current assets of $24,415, a decrease in other non-current assets of $116,718, an increase in accounts payable of $869,559, an increase in accrued liabilities of $229,914, and increase in payables to affiliates of $869,072, disposition of property of $326,569, and an increase in deferred rent of $127,362.

The Company will be dependent upon a combination of proceeds from operations and debt or equity financing since cash flows from operations alone are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months.

In September, 1996 Willamette Valley, Inc., entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the craft breweries controlled by Willamette Valley, Inc. and its affiliate, Nor'Wester Brewing Company, Inc. Under the terms of the letter of intent, The UB Group's investment will be made in the resulting entity following the proposed consolidation of the Company, and its subsidiaries-- MHBC, AAI and BAI and its affiliate Nor'Wester and Nor'Wester's subsidiary, North Country Brewing Company, located in Saratoga Springs, New York.

The closing of the proposed investment remains subject to (i) The UB Group's completion of satisfactory due diligence, (ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, Willamette Valley, Inc., Nor'Wester Brewing, Inc. and their respective subsidiaries,
(iv) registration with the U.S. Securities and Exchange Commission of Nor'Wester shares to be exchanged in the merger, and (v) such other customary conditions for transactions of this type.






                 WILLAMETTE VALLEY, INC.
              Microbreweries across America

           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Continued)

Following execution of the letter of intent, the UB Group has provided the Willamette Valley, Inc./Nor'Wester alliance of craft breweries with bridge loans in the amount of $650,000 to sustain and grow their brewing operations. The UB Group has also indicated that it may, in its discretion, provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

If, for any reason, the Company's subsidiaries are unable to finance future expansion and working capital requirements through an investment by The UB Group, alternative methods of financing would have to be developed. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company or at all. Having to develop alternative means of financing would likely slow development of the existing breweries, and such alternative financing may be costly. The inability of the Company's subsidiaries to obtain additional capital could adversely affect the Company's business and results of operations.




                     WILLAMETTE VALLEY, INC.
                  Microbreweries across America

PART II.  OTHER INFORMATION

Item 5.  Other Information

         On November 19, 1996, MHBC announced that it will be unable to sustain its operations at current levels and is taking aggressive steps to reduce its expenses. The inability to penetrate the highly competitive craft beer market in Colorado was cited as the primary reason that MHBC was unable to achieve acceptable operating results.

         To protect and/or recover the value invested in the brewing facility, MHBC officials have chosen to minimize operations and to explore other options including leasing or selling the brewery. Options are also being explored to continue production of the MHBC's Timberline Ales for sale where distribution has been established.

         MHBC has been consistently losing money as it struggles to establish its brand in Colorado and nearby states. To address its cash needs, MHBC commenced a registered public stock offering in May 1996 to raise up to $1.95 million. Although approximately $548,000 had been raised and held in an interest-bearing escrow account, MHBC elected to terminate the offering because of its inability to penetrate the Colorado craft beer market to an acceptable level and the proposed consolidation and possible investment of The UB Group. The offering escrow agent is in the process of returning all funds plus interest to prospective investors.

         The Company was no longer able to provide MHBC with interim financing due to its own cash limitations. The Company and its affilate Nor'Wester have been seeking a financial partner to support their efforts in building the Craft Brewing Alliance currently consisting of five regional craft breweries--Nor'Wester Brewing Company, located in Portland, Oregon; Aviator Ales, Inc., located in Woodinville, Washington; Mile High Brewing Company, located in Denver, Colorado; Bayhawk Ales, Inc. located in Irvine, California; and North Country Brewery, Inc., located in Saratoga Springs, New York.

         In September 1996, the Company and Nor'Wester announced the signing of a non-binding letter of intent with The UB Group to receive $9.0 million in cash along with certain intangible consideration. The UB Group's possible investment, expected to be made in the first quarter of 1997, is conditioned upon negotiation and execution of mutually satisfactory investment documents, The UB Group's completion of satisfactory due diligence and the proposed consolidation of all members of the Craft Brewing Alliance.

         It is not expected that MHBC's decision to minimize its brewing operations will affect the proposed consolidation and possible investment by The UB Group in the Craft Brewing Alliance. Under the consolidation, shareholders of each alliance member, including MHBC, will receive shares in the resulting entity. These shares will be listed for trading on NASDAQ under the symbol ALES and thus provide and increased level of liquidity to investors.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Mile High Brewing Company press release dated
              November 19, 1996

         (b)  Reports on Form 8-K

              On September 26, 1996, the Company filed a
              Form 8-K in connection with its execution of a non-binding letter of intent with The UB Group of Bangalore, India relating to The UB Group's proposed investment of $9.0 million in cash along with certain other non-cash intangible consideration into the entity resulting from the proposed consolidation of the Company, Bayhawk Ales, Inc., Mile High Brewing Company, Aviator Ales, Inc., Nor'Wester Brewing Company, Inc. and North Country Brewing Company LLC. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent, and included as exhibits copies of the letter of intent dated September 18, 1996, a September 26, 1996 press release relating to the matter, and a September 26, 1996 letter to the Company's shareholders describing the matter.

                      WILLAMETTE VALLEY, INC.
                   Microbreweries across America

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILLAMETTE  VALLEY, INC. Microbreweries Across America




  Date July 31, 1996        By:____________________________

                               James W. Bernau
                               President









10