Form 10QSB
period 1997-03-31
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1997-06-20
CIK 917467

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         -------------------------
                               FORM 10-QSB
                         -------------------------

    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                           Exchange Act of 1934

                     For the Quarter Ended March 31, 1997

                        Commission File Number 0-25986

                          WILLAMETTE VALLEY, INC.
                        Microbreweries across America

              (Exact name of registrant as specified in charter)

             Oregon                                          93-1131247
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                       Identification Number)


       ------------------------------------------------------------------
                   66 SE Morrison Street, Portland, OR  97214
                                (503) 231-7616

               (Address, including Zip code, and telephone number,
        including area code, of registrant's principal executive offices)
       ------------------------------------------------------------------



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


Number of shares of common stock outstanding as of March 31, 1997 4,850,796 shares, $.01 par value



WILLAMETTE VALLEY, INC.
Microbreweries across America
INDEX TO FORM 10-QSB

Part I - Financial Information

Item 1 -- Financial Statements

Consolidated Balance Sheet - March 31, 1997 and December 31, 1996

Consolidated Statement of Operations - Three Months Ended March 31,
1997 and 1996

Consolidated Statement of Cash Flows - Three Months Ended March 31,
1997 and 1996

Notes to Consolidated Financial Statements

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 6 -- Exhibits and Reports on Form 8-

Signatures



Part I - Financial Information


                            WILLAMETTE VALLEY, INC.
                         Microbreweries Across America

                           Consolidated Balance Sheet


                                               March 31,
                                                 1997           December 31,
ASSETS                                        (unaudited)          1996
                                              ------------      ------------
Current assets:
Cash and cash equivalents                     $    24,569       $    90,492
Trade accounts receivable                         269,679           211,078
Inventories                                       324,097           349,870
Other current assets                               57,066             8,170
                                              ------------      ------------
Total current assets                              675,411           659,610

Property and equipment, net                     5,033,490         5,124,746
Other non-current assets                            8,169                 -
                                              ------------      ------------
Total assets                                  $ 5,717,070       $ 5,784,356
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                              $ 1,665,130       $ 1,470,891
Accrued liabilities                               208,662           184,572
Payable to affiliated companies                 1,940,988         1,795,066
Reserve for impairment loss                        50,000            50,000
Current portion of long-term debt                  75,372            73,328
                                              ------------      ------------
Total current liabilities                       3,940,152         3,573,857

Long-term debt                                    273,708           298,888
Deferred Rent                                      78,602            70,103
                                              ------------      ------------

Total liabilities                               4,292,462         3,942,848

Minority interest                                 120,066           283,706

Shareholders' equity:
Common stock, $.01 par value -
  10,000,000 shares authorized,
  4,850,796 shares issued   outstanding            48,610            48,610
Additional paid-in capital                      5,453,712         5,453,712
Accumulated deficit                            (4,197,780)       (3,944,520)
                                              ------------      ------------
Total shareholders' equity                      1,304,542         1,557,802
                                              ------------      ------------
Total liabilities and shareholders' equity    $ 5,717,070       $ 5,784,356
                                               ===========       ============


                             WILLAMETTE VALLEY, INC.
                          Microbreweries Across America


                       Consolidated Statement of Operations
                                    (unaudited)


                                                Three Months Ended March 31,
                                                   1997              1996
                                               ------------      ------------
Gross sales                                    $   408,054       $   434,648
Less:  excise taxes                                (22,638)          (24,624)
                                               ------------      ------------
Net sales                                          385,416           410,024

Cost of beer and related retail products           463,882           597,144
                                               ------------      ------------
Gross deficit                                      (78,466)         (187,120)

Selling, general and
administrative expenses                            327,917           525,057
                                               ------------      ------------
Loss from operations                              (406,383)         (712,177)

Other income (expense), net                        (10,517)           (4,789)
                                               ------------      ------------
Loss before minority interest                     (416,900)         (716,966)

Minority interest                                  163,640           226,679
                                               ------------      ------------

Net loss                                       $  (253,260)      $  (490,287)
                                                ============      ============

Net loss per common share                      $     (0.05)      $     (0.10)
                                                ============      ============

Weighted average number of
common shares outstanding                        4,850,796         4,850,796
                                                ============      ============



                                     WILLAMETTE VALLEY, INC.
                                   Microbreweries Across America

                                Consolidated Statement of Cash Flows
                                          (Unaudited)

                                                 Three Months Ended March 31,
                                                    1997              1996
                                                 ----------         ---------
Cash flows from operating activities:
 Net loss                                         (253,260)         (235,828)
 Minority interest in losses of
  consolidated subsidiaries                       (163,640)         (226,679)
 Equity in losses of joint venture                       -            17,692
 Reconciliation of net loss to net cash used
   by operating activities:
   Depreciation and amortization                    94,823           105,498
   Deferred rent                                     8,499                 -
   Changes in assets and liabilities:
     Trade accounts receivable                     (58,601)                -
     Receivables from affiliates                         -           153,322
     Inventories                                    25,773                 -
     Other current assets                          (48,896)           66,633
     Accounts payable                              194,239                 -
     Accrued liabilities                            24,090                 -
     Payables to affiliated companies              145,922           (22,698)
                                                 ----------        ----------
Net cash used for operating activities             (31,051)         (142,060)

Cash flows from investing activities
 Deposits made                                           -          (117,886)
 Disposition of property and equipment                   -            88,486
 Purchases of property and equipment                (3,567)         (171,526)
 Change in other non-current assets                 (8,169)          148,187
                                                 ----------        ----------
Net cash used for investing activities             (11,736)          (52,739)

Cash flows from financing activities:
 Payments on long-term debt and capital leases     (23,136)          (16,368)
                                                 ----------        ----------
Net cash provided by (used for) financing
 activities                                        (23,136)          (16,368)
                                                 ----------        ----------
Net decrease in cash and cash equivalents          (65,923)         (211,167)

Cash and cash equivalents:
 Beginning of period                                90,492         1,117,134
                                                ----------        ----------
End of period                                   $   24,569        $  905,967
                                                 ===========      ============



WILLAMETTE VALLEY, INC.
Microbreweries across America

NOTES TO FINANCIAL STATEMENTS



BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

The Company has recorded significant losses in the quarter ended March 31, 1997 and during the prior year, has negative working capital of $3.265 million, and has limited access to capital with which to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. During the quarter ended March 31, 1997 the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger and Investment by UBA note below.


Inventories

Inventories consist of the following:
                                              March 31,       December 31,
                                                1997              1996
                                            ------------      ------------
Raw materials                               $   191,362       $   190,114
Work-in-process                                  57,221            38,898
Finished goods                                   35,320            82,425
Retail products                                  40,194            38,433
                                             ------------      ------------
                                             $  324,097        $  349,870


Property and Equipment

Property and Equipment consists of the following:

                                             March 31,       December 31,
                                               1997              1996
                                           ------------      ------------

Land and improvements                      $ 2,480,139         2,480,139
Brewery equipment                            3,895,622         3,891,572
Office furniture and equipment                 165,784           166,267
Vehicles                                        40,740            40,740
                                           ------------      ------------
                                             6,582,285         6,578,718
Less accumulated depreciation                 (716,554)         (621,731)
Write down to fair value                      (832,241)         (832,241)
                                           ------------      ------------
                                           $ 5,033,490       $ 5,124,746
                                           ============      ============


Income Taxes

No benefit for income taxes was recognized for the periods ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefit could be realized. Accumulated net operating loss carryforwards at March 31, 1997 and December 31, 1996 were approximately $4 million and $3.9 million , respectively.


Stock Incentive and Stock Grant Plans

During 1994, the Board of Directors established a pool of 591,851 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, directors, and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

As of March 31, 1997, options for a total of 587,500 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.

Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates at the same conversion rate as the conversion of common stock discussed in the Pending Consolidation note.


Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon; as well as the following subsidiaries of the Company: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Company president's time.

Related Party Transactions

For the three months ended March 31, 1997, the Company has contracted with Nor'Wester to provide management and administrative services to the Company and its subsidiaries. During the quarter ended March 31, 1997 the Company and it's subsidiaries purchased $47,067 worth of services from Nor'Wester. For the three months ended March 31, 1996, the Company provided certain management and administrative services, including operational oversight and human resources, to affiliated companies, charging a total of $16,125. In 1996, the Company purchased services from Nor'Wester at a cost of $21,590 per month and with WVV to provide stock transfer and sales support services at a cost of $2,800 per month.

The Company has entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and Nor'Wester. AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at full capacity and the fact that attempting to develop other regional markets for its products has not yielded significant results, the Cooperative Brewing Agreements are not being utilized. Should the consolidation occur as planned (see Proposed Merger and Investment by UBA note), the Strategic Alliance and agreements thereunder will terminate.


Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. Founder shares held in escrow are included in the weighted average number of common shares outstanding. Common stock equivalents are excluded from the loss per share calculation as their effect is antidilutive.

Proposed Merger and Investment by UBA

During the quarter ended March 31, 1997, the Company, along with its affiliates (Nor'Wester, WVI, MHBC and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

                    Exchange
Company              Ratio
----------          ---------
Nor'Wester          1.00000:1
WVI                 1.99159:1
AAI                 2.98739:1
BAI                 1.99159:1
MHBC                2.98739:1

Following the proposed merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 31, 1997, $1.5 million has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, Nor'Wester's wholly-owned subsidiary, and by Nor'Wester's ownership interest in North Country Joint Venture. Repayment of all principal and interest is guaranteed personally by the Company's president.

The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of Nor'Wester's $1 million revolving line of credit through September 30, 1997 and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and subsidiaries would own the remaining 45% of UCB.


Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Boad("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.


Subsequent Events
Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in the Proposed Merger note. The renegotiation will reflect a significantly lower valuation for the affiliated companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.




Item 2 -- Management's Discussion and Analysis of Financial Condition and results of Operations


WILLAMETTE VALLEY, INC.
Microbreweries across America

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Results of Operations

Gross revenues from beer and retail products totaled $408,054 for the quarter ended March 31, 1997 and $434,648 for the quarter ended March 31, 1996, a decrease of 6%. The following explains the decrease in revenues:

AAI: Gross revenues from beer and retail products totaled $298,632 for the quarter ended March 31, 1997 and $274,105 for the quarter ended March 31, 1996, an increase of 9%. The increase in revenues is primarily a result of the Company's efforts to build its distribution channel, enhance its awareness of its line of ales, develop a growing contingency of loyal customers and an increase in sales of products to affiliated companies.

BAI: Gross revenues from beer and retail products totaled $92,652 for the quarter ended March 31, 1997 and $55,928 for the quarter ended March 31, 1996, an increase of 66%. The increase in revenues is primarily a result of increased share in Southern and Northern California beer markets. This increase in sales, however, is not sufficient for the Company to become self-sustaining in the near term.

MHB: During the quarter ended March 31, 1997, the Company's management established a plan to sell the operating assets of the Company. Based on this plan, management has recorded a partial write-down of operating brewery assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes standards to identify and measure impairment of long-lived assets. Management's best estimate of this write-down, based on the present value offer is $969,000. In addition, management estimates the cost to dispose of the assets to be $50,000, and this amount was recorded in the financial statements as of December 31, 1996, as part of the reserve for impairment loss. While management searches for potential buyers, the Company intends to operate on a limited basis as a contract brewer for a local brewery. Gross revenues from contract brewing during the quarter ended March 31, 1997 were $16,770. No definitive agreement has been reached regarding the sale or lease of the facility, but management has received an offer of approximately $2 million in exchange for all of MHB's property and equipment and assumption of the facility lease.

Excise Taxes

Excise taxes were $22,638 (6% of gross sales) for the three months ended March 31, 1997 compared to $24,624 (6% of gross sales) for the same period in 1996.

Cost of Revenues

Cost of revenues totaled $463,882 (120% of net revenues) for the quarter ended March 31, 1997 compared to $597,144 (146% of net revenues) for the quarter ended March 31, 1996. Although cost of revenues declined as a percentage of net revenues for the quarter ended March 31, 1997 from the same period in 1996, the high cost of revenues in 1997 is the result of the disproportionate cost of production for products sold while the facilities were operating at less than designed capacity and the high percentage of sales (about 45% of total AAI volume sold) made to affiliated companies and beer clubs which the company realizes lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased to $327,917 (85% of net revenues) for the quarter ended March 31, 1997 from $525,057 (128% net revenues) for the quarter ended March 31, 1996. The decrease in SG&A expenses is primarily attributable cost cutting measures designed to lower selling, general and administrative expenses in light of continued operating losses.

Net Loss

As a result of the individual line items discussed above, net loss was $253,260 for the quarter ended March 31, 1997 compared to net loss of $490,287 for the quarter ended March 31, 1996.


Liquidity and Capital Resources

Cash and cash equivalents decreased $65,923 to $24,569 at March 31, 1997.
The Company also had an increase in its working capital deficit of approximately $350,000 to $3,264,741 at March 31, 1997 from December 31, 1996. The decrease in cash and cash equivalents and the increase in working capital deficit is primarily due to operating losses incurred for the quarter offset by increases in accounts payable and payables to affiliates.

At March 31, 1997 the Company had payables to affiliates of $1,940,988 which accounts for 49% of the Company's current liabilities. The payables to affiliates are classified as current because management expects that they will be eliminated upon consolidation with affiliated companies (see discussion of investment below).

Accounts payable at March 31, 1997 totaled $1,665,130 compared to $1,470,891 at December 31, 1996. Of the total outstanding at March 31, 1997, $1,410,970 was past due.

The Company's management believes that current working capital together with projected income from operations are not sufficient to meet the Company's cash needs over the next twelve months. The Company's independent accountants expressed substantial doubt as to the Company's ability to continue as a going concern in their report on the Company's 1996 financial statements.

In September 1996, to address the liquidity and capital resources concerns of the Company and its affiliate Nor'Wester, entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the alliance of craft breweries controlled by WVI and the Company. Under the terms of the letter of intent, The UB Group's investment would be made in the resulting entity following a proposed consolidation of the Craft Brewing Alliance comprised of Nor'Wester and Nor'Wester's subsidiary, North Country Joint Venture, located in Saratoga Springs, New York.; WVI and WVI's subsidiaries-- Mile High Brewing Company, Inc., located in Denver Colorado, Bayhawk Ales, Inc., located in Irvine, California, and Aviator Ales, Inc. located in Woodinville, Washington. The closing of the possible investment remains subject to (i) The UB Group's completion of satisfactory due diligence, (ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of shares in the resulting entity following consolidation which will be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $1,900,000 through May 15,1997 to sustain and grow their brewing operations. The UB Group has also indicated it may, at its discretion to provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed above. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced.
The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.

If, for any reason, the proposed consolidation and investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.



WILLAMETTE VALLEY, INC.
Microbreweries across America


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 1 - Definitive Investment Agreement press release dated January 30, 1997.

(b) Reports on Form 8-K:

On January 30, 1997, the Company filed a Form 8-K in connection with its execution of a definitive investment agreement with United Breweries of America, Inc., an affiliate of the UB Group of Bangalore, India. Under terms of the agreement, UBA will invest approximately $9 million in cash in exchange for a 45% equity interest in a new entity comprised of the consolidated businesses of Nor'Wester, North Country Joint Venture., Willamette Valley, Inc., Microbreweries across America and its subsidiaries - Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High Brewing Company. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent ,and included as exhibits copies of the letter of intent dated September 26,1996 and a January 30, 1997 press release relating to the matter.

Exhibit 1



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:   May 20, 1997        By _________________________
                            Jim Bernau
                            President



                           SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Willamette Valley Inc., Microbreweries across Amercia.




Date:  May 20, 1997    By /s/ Jim Bernau
                       Jim Bernau
                       President