Form 10QSB/A
period 1997-03-31
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1997-08-13
CIK 917467

========================================================================
=====
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         -------------------------
                               FORM 10-QSB
                               Amendment #2
                         -------------------------

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


       -----------------------------------------------------------------
-
                   66 SE Morrison Street, Portland, OR  97214
                                (503) 231-7616

               (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)
       -----------------------------------------------------------------
-



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
                                  ============    ============



                                     WILLAMETTE VALLEY, INC.
                                   Microbreweries Across America

                                Consolidated Statement of Cash Flows
                                          (Unaudited)

                                    Three Months Ended March 31,
                                           1997        1996
                                        ----------   ---------
Cash flows from operating activities:
 Net loss                                (253,260)   (235,828)
 Minority interest in losses of
  consolidated subsidiaries              (163,640)   (226,679)
 Equity in losses of joint venture            -        17,692
 Reconciliation of net loss to net cash
   used by operating activities:
    Depreciation and amortization          94,823      105,498
    Deferred rent                           8,499          -
   Changes in assets and liabilities:
     Trade accounts receivable            (58,601)   (106,131)
     Receivables from affiliates              -       153,322
     Inventories                           25,773     (67,480)
     Other current assets                 (48,896)      66,633
     Accounts payable                     194,239     (165,619)
     Accrued liabilities                   24,090      (36,886)
                                        ----------   ----------
Net cash used for operating activities   (176,973)    (767,629)

Cash flows from investing activities
 Deposits made                                -       (117,886)
 Disposition of property and equip            -         88,486
 Purchases of property and equipment       (3,567)    (171,526)
 Change in other non-current assets        (8,169)     148,187
                                        ----------   ----------
Net cash used for investing activities    (11,736)     (52,739)

Cash flows from financing activities:
Payables to affiliated companies           145,922       (5,006)
Increase in stock offering costs              -         (4,263)
Payments on long-term debt and
    capital leases                        (23,136)     (16,368)
                                        ----------   ----------
Net cash provided by (used for)
 financing activities                     122,786      (25,637)
                                        ----------   ----------
Net decrease in cash and
 cash equivalents                         (65,923)    (846,005)

Cash and cash equivalents:
 Beginning of period                       90,492    1,117,134
                                        ----------   ----------
End of period                          $   24,569    $  271,129
                                       ===========   ==========



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

The Company is a development stage company formed on December 2, 1993 to establish a series of microbreweries throughout the United States using a consumer-owned capitalization plan and certain marketing strategies. From the date inception (December 2, 1993) trough March 31, 1997, the Company's efforts have been directed primarily toward organizing and issuing a public offering of its common stock and providing support to its subsidiaries in their efforts to raise additional capital and to build and equip their breweries.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $3,624,741 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or unutilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.


Inventories

Inventories consist of the following:
                                         March 31,    December 31,
                                           1997          1996
                                      ------------   ------------
Raw materials                         $   191,362    $   190,114
Work-in-process                            57,221         38,898
Finished goods                             35,320         82,425
Retail products                            40,194         38,433
                                      ------------   ------------
                                       $  324,097     $  349,870


Property and Equipment

Property and Equipment consists of the following:

                                        March 31,     December 31,
                                          1997             1996
                                      ------------   -------------

Land and improvements                 $ 2,480,139       2,480,139
Brewery equipment                       3,895,622       3,891,572
Office furniture and equipment            165,784         166,267
Vehicles                                   40,740          40,740
                                      ------------   -------------
                                        6,582,285       6,578,718
Less accumulated depreciation            (716,554)       (621,731)
Write down to fair value                 (832,241)       (832,241)
                                      ------------    ------------
                                      $ 5,033,490     $ 5,124,746
                                      ============    ============


Income Taxes

No benefit for income taxes was recognized for the periods ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefit could be realized. Accumulated net operating loss carryforwards at March 31, 1997 and December 31, 1996 were approximately $6.2 million and $6 million , respectively.


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


Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board("FASB") issued
Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.


Renegotiation of Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of re-negotiating the terms of the UBA investment discussed in the Proposed Merger note. The re-negotiating will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined.
Management will soon seek Board approval by each of the affiliated companies of any re-negotiated terms. Failure of the parties to reach a mutually agreeable re-negotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.




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

Cost of Revenues

Cost of revenues totaled $463,882 (120% of net revenues) for the quarter ended March 31, 1997 compared to $597,144 (146% of net revenues) for the quarter ended March 31, 1996. Although cost of revenues declined as a percentage of net revenues for the quarter ended March 31, 1997 from the same period in 1996, the high cost of revenues in 1997 is the result of the disproportionate cost of production for products sold while the facilities were operating at less than designed capacity and the high percentage of sales (about 45% of total AAI volume sold) made to affiliated companies and beer clubs which the company realizes lower margins.Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased to $327,917 (85% of net revenues) for the quarter ended March 31, 1997 from $525,057 (128% net revenues) for the quarter ended March 31, 1996. The decrease in SG&A expenses is primarily attributable cost cutting measures designed to lower selling, general and administrative expenses in light of continued operating losses.

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

In September 1996, to address the liquidity and capital resources concerns of the Company and its affiliate Nor'Wester, entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the alliance of craft breweries controlled by WVI and the Company. Under the terms of the letter of intent, The UB Group's investment would be made in the resulting entity following a proposed consolidation of the Craft Brewing Alliance comprised of Nor'Wester and Nor'Wester's subsidiary, North Country Joint Venture, located in Saratoga Springs, New York.; WVI and WVI's subsidiaries-- Mile High Brewing Company, Inc., located in Denver Colorado, Bayhawk Ales, Inc., located in Irvine, California, and Aviator Ales, Inc. located in Woodinville, Washington. The closing of the possible investment remains subject to (i) The UB Group's completion of satisfactory due diligence, (ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of drectors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of shares in the resulting entity following consolidation which will be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

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

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of re-negotiating the terms of the UBA investment discussed above. The re-negotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any re-negotiated terms. Failure of the parties to reach a mutually agreeable re-negotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.

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


Willamette Valley Inc., Microbreweries across America.




Date:  May 20, 1997    By /s/ Jim Bernau
                       Jim Bernau
                       President