Form 10QSB
period 1997-06-30
WILLAMETTE VALLEY INC MICROBREWERIES ACROSS AMERICA
filed 1997-08-15
CIK 917467

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

 Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

            For the Quarter Ended June 30, 1997

              Commission File Number  0-25986

                   Willamette Valley, Inc.
                Micorbreweries across America

        (Exact name of registrant as specified in charter)

        Oregon                           93-1131247
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)    Identification Number)

                 _______________________________

                     66 SE Morrison Street
                      Portland, OR  97214
                         (503) 231-7616

      (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

____________________________________________________________

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
                                 [ X] YES         [  ] NO

Transitional Small Business Disclosure Format
                                 [  ] YES         [X] NO

      Number of shares of common stock outstanding as of
                        June 30, 1997:

                4,860,996 shares, $.001 par value
============================================================
                        Willamette Valley, Inc.
                     Microbreweries across America

                       INDEX TO FORM 10-QSB

============================================================
Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.


Item 1 -- Financial Statements

Balance Sheet - June 30, 1997 and December 31, 1996. . .

Statement of Operations - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . . . .  . . . .

Statement of Cash Flows - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . .. . . . . . .


Notes to Financial Statements. . . . . . . . . .. . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations . .  . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .



Item 1 -- Financial Statements



BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A.

The Company is a development stage company formed on December 2, 1993 to establish a series of microbreweries throughout the United States using a consumer-owned capitalization plan and certain marketing strategies. From the date of inception (December 2, 1993) through March 31, 1997, the Company's efforts have been directed primarily toward organizing and issuing a public offering of its common stock and providing support to its subsidiaries in their efforts to raise additional capital and build and equip their breweries.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The
Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $283,995 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among other, raise substantial doubt as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or under utilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.



Shareholders' Equity

The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. In December 1993, WVI received $111,111 in stock subscriptions from its founding shareholders in exchange for 3,353,826 shares of unregistered common stock. The cash was received in 1994.

In connnection with WVI's initial stock offering under Oregon securities laws, WVI agreed to place in escrow 3,353,826 of its shares of common stock. These shares will be released from escro to WVI's founders when WVI satisfies one or more certain earnings requirements or establishes a bona fide over-the-counter trading market for its common stock and maintains a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 3,353,826 shares sall remain in escrow until unconditionally released in 25% increments on October 31, 2000, 2001, 2002, and 2003.
The shares, while in escrow, entitle WVI's founders to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation. Based on the ownership change anticipated by management described in the Proposed Merger note, the shares will not be released from escrow, and all shares will be converted to shares of the new Company.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.

Stock Incentive and Stock Grant Plans

During 1994, the Board of Directors established a pool of 591,851 shares of the Company's common stock for a stock incentive plan for issuance to employees, directors and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

As of June 30, 1997, options for a total of 587,500 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years. As of June 30, 1997 no options had been exercised.

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

Income Taxes

No benefit for income taxes was recognized for the six months or three months ended June 30, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.
Accumulated net operating loss carryforwards at June 30, 1997 and December 31, 1996 were approximately $6.5 and $6 million, respectively.

At June 30, 1997, the Company had a net operating loss carryforward aggregating approximately $6.5 for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed
Merger note) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The
Company's net operating loss carryforwards beginning expiring in 2010.

Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, Willamette Valley Inc. (WVI) and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Mr. Bernau's time.

Strategic Alliance and Cooperative Brewing AgreementsThe Company has entered into a Strategic Alliance (the "Alliance") with AAI, Nor'Wester, MHBC, NCBCI, and WVI. Nor'Wester, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. During January, 1997, AAI and MHBC ceased cooperative brewing of Nor'Wester beers.

As a result of the administrative services purchased and loans received from Nor'Wester, the Company has advances and loans payable to affiliates of $336,312 at June 30, 1997. Because management expects these advances and loan will eventually be eliminated when the proposed merger occurs, as discussed in the Proposed Merger note, these advances have been classified as current payables to affiliates at June 30, 1997.

Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies renegotiated the terms of the original UBA investment discussed in Form 10KSB/A for the year ended 1996 and Form 10QSB/A for the quarter ended March 31, 1997. The renegotiation reflects a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. The Company and its affiliates (Nor'Wester, WVI, AAI and MHB) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers
(UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Shares of Nor'Wester, WVI, AAI, BAI, and MHB outstanding at the effective time of each merger (other than shares of Aviator common stock, Bayhawk common stock and Mile High common stock owned by
WVI) will be converted into the right to receive 0.3333333, 0.0785714, 0.0523809, 0.0785714 and 0.0523809 shares, respectively, of UCB common stock.

Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards
Board("FASB") issued Statement of Financial Accounting
StandardsNo. 128 "Earnings Per Share" ("SFAS 128") and
Statement ofFinancial Accounting Standards No. 129,
"Disclosure ofInformation about Capital Structure" ("SFAS
129") which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statementswill not have a material effect on its results of operationsor financial statement disclosures.

Subsequent Events

Final adoption of the Proposed Merger and Investment is subject to approval by shareholder vote scheduled to take place at the Company's annual shareholder meeting on August
25, 1997, shareholder approval by vote for each of the Company's affiliates (Nor'Wester, AAI, BAI and MHB) also scheduled to be held on August 25, 1997 and other closing conditions contained within the Investment Agreement.


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

Liquidity and Capital Resources

WVI requires significant capital to continue its operations. However, WVI has very little capital resources and has insufficient operating results to obtain a bank line of credit. WVI's management believes that current working capital together with projected income from operations is not sufficient to meet the cash needs of WVI's operating subsidiaries through the end of 1997. WVI's independent accountants expressed substantial doubt as to WVI's ability to continue as a going concern in their report on WVI's 1996 consolidated financial statements.

To address recent losses and the need for working capital, WVI has developed and is in the process of implementing plans designed to sustain operations until profitability is reached. In particular, Bayhawk has taken steps to: (i) implement a more focused marketing and sales plan designed to increase sales on a regional basis; (ii) significantly reduce or eliminate cooperative brewing arrangements with affiliates which proved to be inefficient and costly; (iii) negotiate with past-due creditors for extended terms and payment plans and to allow for the possibility of obtaining debt financing; (iv) hire and retain highly qualified employees familiar with the brewing industry; (v) use bridge loans from UBA to fund operations until the Investment closes; and (vi) sell duplicate and/or under utilized assets created by the Consolidation for cash.

While management believes these plans will sustain WVI's operations through June 30, 1998, no assurance can be given that these plans will provide the necessary revenue and profits to sustain WVI through that period. If, for any reason, the Investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to WVI. WVI's inability to obtain additional capital would result in a material adverse effect on WVI's business and results of operations.

Furthermore, assuming the Investment closes, UCB will be dependent upon the receipt of additional debt or equity financing to sustain operations of the Company until revenues are sufficiently increased and costs controlled to enable them to achieve positive cash flow and profitability. No assurance can be given that additional debt or equity financing will be available on terms acceptable to UCB or at all. Failure to obtain additional financing would have a material adverse effect on the operations and financial condition of the Company.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits: None.

   (b) No reports were filed on Form 8-K during the quarter which this report is filed.


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Willamette Vallye, Inc.
Microbreweries across America


Date:   August 14, 1997  By _____________________
                            Jim Bernau
                            President



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Willamette Vallye, Inc.
Microbreweries across America




Date:  August 12, 1997     By /s/ Jim Bernau
                        Jim Bernau
                        President